Form 10-Q
period 2002-06-30
WIN OR LOSE ACQUISITION CORP
filed 2002-08-14
CIK 1130216

Form 10-QSB -- Page-1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

                                       OR

       [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 000-32783


                       WIN OR LOSE ACQUISITION CORPORATION
                 (Exact name of registrant as specified in its charter)

`
              DELAWARE                                            59-3685745
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)


                             1268 Bayshore Boulevard
                             Dunedin, Florida 34698
                    (Address of principal executive offices,
                                including zip code)


                                 (727) 734-7346
                           (Registrant's telephone number,
                                including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  [   ]   No  [ X ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Title of Each Class              Outstanding at August 9, 2002

            Common Stock, $0.001 Par Value              2,400,000 Shares

                                TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                           PAGE

ITEM 1 Financial Statements

       Balance Sheets as of June 30, 2001 and 2001                       3

       Statements of Operations for the three- and six-month periods
           ended June 30, 2001 and 2002                                  4

       Statements of Cash Flow for the six-month periods
           ended June 30, 2001 and 2002                                  5

       Notes to Financial Statements                                     6

ITEM 2 Management's Discussion and Analysis of
           Financial Condition and Plan of Operations                   11


ITEM 3 Quantitative and Qualitative Disclosures About Market Risk       11

PART II   OTHER INFORMATION                                             12

          SIGNATURES                                                    13

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                                 BALANCE SHEETS



                                                                                 June 30,           June 30,           December 31,
                                                                                    2001               2002                 2001


                                                                                (Unaudited)          (Unaudited)          (Audited)


ASSETS

Current Assets:
Cash                                                                                $  38,426          $  45,000          $  38,426
                                                                                    ---------          ---------          ---------
Total current assets                                                                   38,426             45,000             38,427

Deferred Offering Costs:
Filing fees                                                                             2,502              2,502              2,502
Miscellaneous offering costs                                                             --               28,625             13,250
Legal fees                                                                             63,870            118,328             94,597
                                                                                    ---------          ---------          ---------
Total deferred offering costs                                                          66,372            149,455            110,349
                                                                                    ---------          ---------          ---------

Total Assets                                                                        $ 104,798          $ 194,455          $ 148,775
                                                                                    =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                                 $   1,500          $   1,000          $    --
Long-term Debt                                                                           --                 --                 --
                                                                                                       ---------          ---------
Total Liabilities                                                                   $   1,500          $   1,000          $    --

Stockholders' Equity:
Common stock, $0.001 par value:
  25,000,000 shares authorized,
  1,500,000 shares outstanding at June 30, 2001;
  2,400,000 shares outstanding at December 31, 2001; and
  2,400,000 shares outstanding at June 30, 2002                                     $   1,500          $   2,400          $   2,400
Preferred stock, $0.001 par value:
  5,000,000 shares authorized,
   no shares outstanding at December 31, 2000;
  December 31, 2001 or June 30, 2002
Additional paid in capital                                                            111,592            205,599            157,662
Deficit accumulated during development stage                                           (9,794)           (14,543)           (11,287)
                                                                                    ---------          ---------          ---------
Total Stockholder's Equity                                                          $ 103,298          $ 193,455          $ 148,775
                                                                                    ---------          ---------          ---------

Total Liabilities and Equity                                                        $ 104,798          $ 194,455          $ 148,775
                                                                                    =========          =========          =========


The accompanying notes are an integral part of this Balance Sheet.

                       WIN OR LOSE ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE ENTITY)
                            STATEMENTS OF OPERATIONS

                                                          Three-Months Ended June 30,                    Six-Months Ended June 30,
                                                          ---------------------------                    -------------------------
                                                       2001                   2002                     2001                   2002
                                                    (Unaudited)           (Unaudited)              (Unaudited)           (Unaudited)

Revenue                                                            $  --              $  --              $  --              $  --

Bank fees                                                          $    18            $    79
Accounting and auditing                                            $ 1,000
Office rent and overhead                                           $   750            $ 1,500            $ 1,500            $ 2,250
                                                                   -------            -------            -------            -------
Total Expenses                                                     $   768            $ 1,500            $ 1,579            $ 3,250

Net Income (Loss)                                                  $  (768)           $(1,500)           $(1,579)           $(3,250)
                                                                   =======            =======            =======            =======

Net Income (Loss) Per Common Share                                 $  --              $  --              $  --              $  --
                                                                   =======            =======            =======            =======

Number of common shares issued
 and outstanding during period                                    1,500,000          2,400,000          1,500,000          2,400,000


Number of common shares used in
  calculation of earnings per share                               2,400,000          2,400,000          2,400,000          2,400,000

























                             The accompanying notes are an integral part of this
Statement of Operations.

                       WIN OR LOSE ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE ENTITY)
                             STATEMENTS OF CASH FLOW



                                                                                                    Six-Months Ended June 30,
                                                                                                    -------------------------
                                                                                                       2001               2002
                                                                                                    (Unaudited)         (Unaudited)
Cash flows from operating activities
  Net income (loss)                                                                                 $ (1,579)              $ (3,250)
  Less expenses paid by affiliates                                                                  $  1,507               $  1,250
                                                                                                    --------               --------
  Net cash operating loss                                                                           $    (72)              $ (2,000)

Change in operating assets and liabilities:
  Increase (decrease) in current liabilities                                                        $ (4,000)              $  1,000
                                                                                                    --------               --------
  Net cash provided by (used in)
    operating activities                                                                            $ (4,000)              $  1,000

Cash flows from financing activities
  Proceeds from issuance of common stock
  Additional capital contribution                                                                   $  7,574
  (Increase) in deferred offering costs
    incurred by the company                                                                         $ (1,502)              $   --
                                                                                                    --------               --------
  Net cash provided by (used in)
    financing activities                                                                            $ (1,502)              $  7,574
                                                                                                    --------               --------

Net increase (decrease) in cash                                                                     $ (5,574)              $  6,574

Cash balance, beginning of period                                                                   $ 44,000               $ 38,426
                                                                                                    --------               --------

Cash balance, end of period                                                                         $ 38,426               $ 45,000
                                                                                                    ========               ========

Supplemental disclosure of non-cash transactions involving direct payment of certain costs by affiliates

  Proceeds from direct payment of
    organization costs by affiliates                                                                $   --                 $   --
  Proceeds from direct payment of
    operating costs by affiliates                                                                   $  1,500               $  1,250
  Proceeds from direct payment of
    offering costs by affiliates                                                                    $ 46,330               $ 39,106
                                                                                                    --------               --------
  Total non-cash transactions involving
    direct payments by affiliates                                                                   $ 46,480               $ 40,356
                                                                                                     ========               ========

     The accompanying notes are an integral part of this Statement of Cash Flow

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS


1.     Organization and Operations

       Win or Lose Acquisition Corporation (the "Company") was incorporated in the State of Delaware on December 1, 2000, for the purpose of conducting a public distribution of securities (the "Distribution") and then effecting a merger, acquisition or other business combination transaction (a "Business Combination") with an unidentified privately-held company (a "Target").

       Non-management stockholders of the Company will not participate in the Target selection process and will not be given access to detailed information on any potential Target. When the Target selection process is completed, the Company will provide an updated prospectus to all non-management stockholders and conduct a reconfirmation offering that will give its' non-management stockholders an opportunity to accept or reject the terms of a proposed Business Combination.

       The Company's business goal is to engage in a Business Combination on terms that will give its' stockholders a reasonable share of the increased market value that ordinarily arises when a private company makes the transition to public ownership. The Company's business strategy may also be referred to as a "blind pool" because neither the management of the Company nor the persons who acquired securities in the Distribution know what the business of the Company will ultimately be.

       The Company is currently in the development stage. All activity of the Company to date relates to its organization and financing activities.

       The Company has not engaged in any substantive business activities to date and has no specific plans to engage in any particular business in the future.

2.     Distribution of Securities

       On June 7, 2002, the Securities and Exchange Commission granted an order of effectiveness with respect to the Company's Form S-1 registration statement under the Securities Act of 1933. The Company's registration statement includes the following securities:

o 400,000 shares that the Company's officers will transfer to a total of 800 donees selected by them;

o 1,600,000 shares that the Company's officers will offer to sell to advisors to the Company, the owners of a target and other participants in a business combination; and

o 12,600,000 shares that the Company will offer to issue in connection with a business combination.

       The Distribution is subject to and will be conducted in compliance with Rule 419, which was adopted to strengthen the regulation of securities offered by "blank check" companies. Rule 419 defines a blank check company as a development stage company (a) that has no specific business plan or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company and (b) is proposing to issue a "penny stock." For purposes of Rule 419, penny stocks include all shares that have a price of less than $5 per share and are not listed on Nasdaq or a stock exchange.

       The Company's officers completed the gift share distribution on August 2, 2002. In connection with the Distribution, the Company's officers have distributed a total of 400,000 gift shares and 3,000 founders' shares to 806 individual donees selected by them. Each donee received 500 gift shares and will be subject to the resale restrictions described in the prospectus.

       The Company has retained Global Securities Transfer, Inc., Denver, Colorado to act as the transfer agent and registrar for its common stock. The Company's officers have delivered a total of 2,400,000 shares to the

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS


2.     Distribution of Securities (continued)

transfer agent, together with instructions that authorize the transfer agent to hold such shares in un-certificated form pending completion of the Distribution.

       The Company's officers have delivered instructions to the transfer agent with respect to the 400,000 gift shares and 3,000 founders' shares that were distributed to donees. The transfer agent will promptly issue stock certificates for the 403,000 shares that were distributed to donees and deliver the stock certificates to First Union National Bank, the escrow agent for the Company's Rule 419 escrow. The stock certificates on deposit in the Rule 419 escrow will be held in trust for the sole benefit of the donees until the shares are either released from escrow or returned to the Company's officers in compliance with Rule 419.

       In connection with the Company's reconfirmation offering, each Donee must approve the proposed transaction in writing and elect to accept delivery of his gift shares. In the absence of an affirmative election by a Donee, the escrow agent will surrender the Donee's stock certificates to the officer who made the original gift.

       The Company's business plan was based on the assumption that it will require $45,000 in cash to finance its operations during the period between the effective date of the registration statement and the completion of its reconfirmation offering. Since the Company had $37,426 in cash at June 7, 2002, the officers subsequently contributed $7,574 to the Company for the purpose of increasing its' available cash balance to $45,000.

       As a result of its limited resources, the Company will, in all likelihood, have the ability to affect only a single Business Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business.

       The Company is unlikely to enter into an agreement with a Target that does not have sufficient net tangible assets or operating income to satisfy the minimum listing standards of the Nasdaq stock market. Therefore management expects a business combination to result in a change in control. After a change in control, the owners of the Target will have the right to appoint their own officers and directors, and the Company's current officers will have no ability to influence future business decisions.

       The Company may not qualify for a Nasdaq listing upon completion of a Business Combination. In such an event, the Company's common stock will be traded on the over-the-counter market. It is anticipated that the common stock will qualify for quotation on the OTC Bulletin Board; a NASD sponsored and operated inter-dealer automated quotation system for equity securities that are not included in Nasdaq. It is also anticipated that the company's common stock will qualify for inclusion in the National Quotation Bureau "OTC Pink Sheets." There can be no assurance that the liquidity and prices of the Company's common stock in the secondary market will not be adversely affected.

       There is no assurance that the Company will be able to affect a Business Combination. If the Company is unable to close a transaction within 18 months from the date of its prospectus, Rule 419 will require that all gift share transactions be unwound and all certificates for gift shares be returned to the Company's officers. In that event, the Donees will receive nothing.

       At the date of this report, we have 810 stockholders, including our four officers and the 806 donees.

3.     Summary of Significant Accounting Policies

       Interim Financial Statements

       The financial statements as of and for the three- and six-month periods ended June 30, 2001 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS


3.     Summary of Significant Accounting Policies (continued)

       Fiscal Year

       The Company's fiscal year begins on January 1 and ends on December 31 of each year.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Deferred Offering Costs

       Deferred offering costs will be carried as an asset until the Company completes a business combination or abandons its business and liquidates. Upon the occurrence of either event, deferred offering costs will be offset against additional paid-in capital.

       Through June 30, 2002, the Company incurred $149,455 in deferred offering costs, including $2,502 in filing fees, $118,328 in legal fees, $15,125 in document preparation and filing fees and $13,500 in website development and support. Of this total, the Company paid $5,002 and the officers of the Company paid or agreed to pay the balance from their personal funds.

       Original Stock Issuance and Subsequent Stock Dividend

       In connection with the organization of the Company, the officers purchased a total of 1,500,000 shares of common stock at a price of $.03 per share. In December 2001, the Company implemented a three share for five stock dividend that increased the number of issued and outstanding shares to 2,400,000, but did not otherwise effect the stockholders equity.

       Stock-Based Compensation Paid by Affiliates.

       In connection with the renegotiation of Ms. Fonner's employment agreement and the termination of the Administration Agreement, the Company's officers each transferred 125,000 shares to Ms. Fonner. Since Capston and Ms. Fonner had a fixed and determinable economic interest in the founders' shares that was expected to exceed 25% of the total resale proceeds, the transferred shares were valued at $0.03 per share for accounting purposes. The Company recognized $3,000 in general and administrative expense and $8,250 in document preparation and filing fees for the year ended December 31, 2001 as a result of these transactions.

       Net Income (Loss) Per Common Share

     The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

       The Company's net income (loss) per common share has been calculated on the basis of 2,400,000 shares issued and outstanding, which gives retroactive effect to a three share for five stock dividend implemented on December 28, 2001.

       There were no warrants outstanding at December 31, 2001 or June 30, 2002.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS


3.     Summary of Significant Accounting Policies (continued)

       Additional Paid in Capital

       The Company has no obligation to reimburse organization, operating and offering costs paid by its officers. The following table presents summary information on the total organization, operating and offering costs incurred as of December 31, 2001, the additional offering costs incurred during the six-month period ended June 30, 2002 and allocation of such costs between the Company and its officers:

                                                                 Total costs       Paid by            Paid by
                                                                   incurred         company           officers
       Organization costs                                          $ 7,215             $ 500          $ 6,715
       Operating costs through December 31, 2001                     4,072             1,072            3,000

       Offering costs through December 31, 2001                    110,349             5,002          105,347
                                                                  --------            ------         --------
           Balance at December 31, 2001                           $121,636            $6,574         $115,062
       Additional operating costs through June 30, 2002              3,250             2,000            1,250
       Additional offering costs through June 30, 2002              39,106                --           39,106
                                                                   -------                --          -------
           Balance June 30, 2002                                  $163,992            $8,574         $155,418

       Related Party Transactions

       The following table summarizes differences between the organization, operating and offering costs that the Company's officers had agreed to pay as of December 31, 2001 and June 30, 2002, and the amounts actually paid prior to those dates.

                                                 December 31,  June 30,
                                                     2001        2002


       Organization costs assumed by officers      $  6,715     $  6,715
       Operating costs assumed by officers            3,000        4,250

       Offering costs assumed by officers           105,347      144,453
                                                   --------     --------
           Subtotal                                $115,062     $155,418
       Less: cumulative payments made                89,092      104,717
                                                   --------     --------
           Unpaid balance                          $ 25,970     $ 50,701
                                                   ========     ========

       The Company is not contingently liable for the unpaid balance of the offering costs contracted that the Company's officers have agreed to pay.

       Income Taxes

       Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

4.     Capital Stock

       The Company's Certificate of Incorporation authorizes the issuance of 25,000,000 shares of Common Stock. The Company's Board of Director's has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of Common Stock other than the gift shares; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. Since the company expects to issue additional shares of Common Stock in connection with a Business Combination, the ultimate ownership of the

                       WIN OR LOSE ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS


4.     Capital Stock (continued)

gift share donees is likely to be less than 5% of the issued and outstanding common stock of the Company. It is impossible to predict whether a business combination will ultimately result in dilution to gift share donees. If the target has a relatively weak balance sheet, a business combination may resultin significant dilution. If a target has a relatively strong balance sheet, there may be no dilution.

       The Board of Directors of the Company is empowered, without stockholder approval, to issue up to 5,000,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's Common Stock. There are no shares of preferred stock issued or outstanding.

       In December 2000, the Company's original officers purchased 1,500,000 shares of common stock for cash at a price of $0.03 per share. On December 28, 2001, the board of directors implemented a three share for five stock dividend that increased the number of issued and outstanding shares from 1,500,000 to 2,400,000 shares. In connection therewith, additional paid in capital was decreased by $900 and capital stock was increased by $900.

5.      Incentive Stock Plan

       The Company's 2000 Incentive Stock Plan was adopted and approved in connection with the organization of the Company. The common stock reserved for issuance under the plan will be the lesser of 750,000 shares, or 10% of the total number of shares outstanding after the closing of a Business Combination.

       The class of persons eligible to participate in the plan includes all full-time and part-time employees of the Company, provided that the eligible participants do not include employees who are eligible to receive awards under the terms of any employment contract or specialty plan adopted by us in the future. The plan permits the grant of a variety of incentive awards including
(i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and (v) stock bonuses. In addition, the plan allows us to grant cash bonuses that will be payable when an employee is required to recognize income for federal income tax purposes because of the vesting of shares of restricted stock or the grant of a stock bonus.

       There were stock options or other incentive awards outstanding at December 31, 2001 or June 30, 2002.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Financial Condition

       We were incorporated in Delaware on December 1, 2000. Our officers purchased 2,400,000 shares of our common stock for $45,000. We had $37,426 in cash at June 7, 2002, the effective date of our Form S-1 Registration Statement under the Securities Act of 1933. Since our business plan is based on the assumption that we will need $45,000 in cash to finance our operations, our officers made an additional capital contribution of $7,574 for the purpose of increasing our available cash balance to $45,000.

       While we incurred $163,992 in organization, operating and offering costs through June 30, 2002, our company only paid $8,574 of these costs. The balance was paid by our officers and accounted for as additional capital contributions. The following table presents summary information on the total organization, operating and offering costs we incurred through June 30, 2002 and the allocation of such costs between our company and our officers:


                                                     Total costs     Costs paid by     Costs paid by
                                                      incurred         our company       our officers
Organization costs                                   $  7,215           $    500           $  6,715
Operating costs through June 30, 2002                   7,322              3,072              4,250
Offering costs through June 30, 2002                  149,455              5,002            144,453
                                                     --------           --------           --------
    Balance at June 30, 2002                          163,992              8,574            155,418

Plan of Operations

       We will use our available cash resources to pay the costs of operating our company, investigating business opportunities, negotiating a business combination and preparing the required post-effective amendment to our registration statement. Our president will receive a cash overhead allowance of $1,000 per month during the period between the effective date of our registration statement and the completion of our reconfirmation offering. We will not pay any other compensation to our officers, but we will reimburse any out-of-pocket expenses they incur on our behalf.

       We intend to request a reasonable due diligence fee before we begin a detailed investigation into the affairs of a potential target. There can be no assurance that any potential target will be willing to pay a due diligence fee, or that any due diligence fees we receive will be sufficient to offset the out-of-pocket costs incurred.

       Rule 419 will require us to unwind all gift share transactions if we are unable to negotiate a business combination, complete our reconfirmation offering and close the transaction within 18 months from the date of this prospectus. If we ultimately conclude that we will be unable to meet this deadline, we will promptly distribute any remaining assets to our stockholders and liquidate our company. We believe our available cash resources will be adequate for our anticipated needs. Nevertheless, we may run out of money if a particular investigation requires significant technical expertise, or if we spend substantial amounts of money investigating a potential target and then determine that the potential target is not suitable.

       The SEC's integration and general solicitation doctrines will preclude private placement transactions until we complete our reconfirmation offering and close the associated business combination. Therefore, we will be unable to obtain funds by selling additional securities. We have the corporate power to borrow money, but credit is not likely to be available. Our officers have no duty to loan money to our company. If we spend our available cash and are unable to obtain additional financing, we will be forced to abandon our business and liquidate.


ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Substantially all of our financial assets consist of bank deposits and we own no portfolio investments that would expose our Company to the type of risks described in Item 304 of Regulation S-K.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              NONE

ITEM 2.       CHANGES IN SECURITIES

       We have retained Global Securities Transfer, Inc., Denver, Colorado to act as the transfer agent and registrar for our common stock. Our officers have delivered a total of 2,400,000 shares to the transfer agent, together with instructions that authorize the transfer agent to hold such shares in un-certificated form pending completion of the distribution described in our prospectus dated June 7, 2002.

       Our officers completed the gift share distribution on August 2, 2002. Our officers distributed a total of 400,000 gift shares and 3,000 founders' shares to 806 individual donees selected by them. Each donee received 500 gift shares and will be subject to the resale restrictions described in our prospectus.

       Our officers have delivered instructions to the transfer agent with respect to the 400,000 gift shares and 3,000 founders' shares that were distributed to donees. The transfer agent will promptly issue stock certificates for the 403,000 shares that were distributed to donees and deliver the stock certificates to First Union National Bank, the escrow agent for our Rule 419 escrow. The stock certificates on deposit in the Rule 419 escrow will be held in trust for the sole benefit of the donees until the shares are either released from escrow or returned to our officers in compliance with Rule 419.

       At the date of this prospectus supplement, we have 810 stockholders, including our four officers and the 806 donees.

       We have not recieved any proceeds with respect to the gift share distribution and does not expect to recieve any cash proceeds in connection with the resale of founders' share. Accordingly, the "use of proceeds" disclosures required by Rule 463 are inapplicable.

ITEM 3.       DEFAULTS ON SENIOR SECURITIES

              NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS

99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 ofthe United States Code

(b)    REPORTS ON FORM 8-K                                    NONE

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     WIN OR LOSE ACQUISITION CORPORATION

          /s/ Sally A Fonner
       -----------------------------------------------------
       Sally A. Fonner, President
       Dated: August 12, 2002


            /s/ John L. Petersen
      -----------------------------------------------------
      John L. Petersen, Chief Accounting Officer
      Dated: August 12, 2002

                                  EXHIBIT 99.1

                      STATEMENT OF CHIEF EXECUTIVE OFFICER
                 PURSUANT TO SECTION 1350 OF TITLE 18 OF THE UNITED STATES CODE


Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, Sally A. Fonner, President of Win or Lose Acquisition Corporation (the "Company"), hereby certifies that:

       The Company's Form 10-Q Quarterly Report for the period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        /s/ Sally A Fonner
-----------------------------------------------------
   Sally A. Fonner, President
   Dated: August 12, 2002

                                  EXHIBIT 99.2

                      STATEMENT OF CHIEF ACCOUNTING OFFICER
          PURSUANT TO SECTION 1350 OF TITLE 18 OF THE UNITED STATES CODE


Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, John L. Petersen, chief accounting officer of Win or Lose Acquisition Corporation (the "Company"), hereby certifies that:

       The Company's Form 10-Q Quarterly Report for the period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


    /s/ John L. Petersen
   -----------------------------------------------------
   John L. Petersen, Chief Accounting Officer
   Dated: August 12, 2002