Form 10-Q
period 2002-09-30
WIN OR LOSE ACQUISITION CORP
filed 2002-11-12
CIK 1130216

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended September 30, 2002

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

                  Title of Each Class            Outstanding at November 8, 2002

            Common Stock, $0.001 Par Value              2,400,000 Shares

                            TABLE OF CONTENTS




PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Balance Sheets as of September 30, 2001 and 2002                                                 3

              Statements of Operations for the three- and nine-month periods
                  ended September 30, 2001 and 2002                                                            4

              Statements of Cash Flow for the nine-month periods
                  ended September 30, 2001 and 2002                                                            5

              Notes to Financial Statements                                                                    6

ITEM 2        Management's Discussion and Analysis of Results of
                  Operations, Financial Condition and Plan of Operations                                      11

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk                                      11

PART II       OTHER INFORMATION                                                                               12

              SIGNATURES                                                                                      13

               WIN OR LOSE ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE ENTITY)
                         BALANCE SHEETS

                                                                September 30,                September 30,
                                                                   2001                          2002
ASSETS                                                          (Unaudited)                  (Unaudited)
Current Assets:
Cash                                                   $        38,426                  $      15,629
Total current assets                                            38,426                         15,629

Deferred Offering Costs:
Legal fees                                             $        75,331                  $      109,328
Document preparation and printing                                    -                         17,697
Travel, lodging and publicity                                        -                         15,541
Website development and support                                      -                         14,500
Miscellaneous offering costs                                         -                         12,758
Filing fees                                                     2,502                          2,502
Total deferred offering costs                                  77,833                         172,327

Total Assets                                           $      116,259                  $      187,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                                    $          -                    $          -
Long-term Debt                                                    -                               -
Total Liabilities                                      $          -                    $          -

Stockholders' Equity:
Common stock, $0.001 par value:
 25,000,000 shares authorized,
 1,500,000 outstanding at September 30, 2001;
 2,400,000 outstanding at December 31, 2001; and
 2,400,000 outstanding at September 30, 2002           $       1,500                   $        2,400
Preferred stock, $0.001 par value:
 5,000,000 shares authorized,
 None outstanding at September 30, 2001;
 December 31, 2001 or September 30, 2002
Additional paid in capital                                     123,046                        206,593
Deficit accumulated during development stage                    (8,287)                       (21,044)
Total Stockholder's Equity                             $       116,259                 $      187,949

Total Liabilities and Equity                           $       116,259                 $      187,956



       The accompanying notes are an integral part of this Balance Sheet.

                WIN OR LOSE ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE ENTITY)
                     STATEMENTS OF OPERATIONS

                                                       Three-Months Ended                             Nine-Months Ended
                                                         September 30,                                  September 30,
                                                 2001                    2002                    2001                   2002
                                             (Unaudited)             (Unaudited)             (Unaudited)           (Unaudited)
Revenue                            $          -                  $          -           $          -          $          -

Bank fees                                                                               $         79
Accounting and auditing                                                                                       $       1,000
Office rent and overhead           $        750                 $       3,000           $       2,250         $       5,250
Transfer agent fees                                             $       1,500                                 $       1,500
Miscellaneous expenses             $          -                 $       2,007           $          -          $       2,007
Total Expenses                     $        750                 $       6,507           $       2,329         $       9,757


Net Income (Loss)                  $       (750)                $      (6,507)          $      (2,329)        $      (9,757)

Net Income (Loss) Per Share        $          -                 $          -            $          -          $          -

Number of shares
  outstanding during period               1,500,000                    2,400,000               1,500,000              2,400,000

Number of shares used to
  calculate earnings per share            2,400,000                    2,400,000               2,400,000              2,400,000




 The accompanying notes are an integral part of this Statement of Operations.

              WIN OR LOSE ACQUISITION CORPORATION
                 (A DEVELOPMENT STAGE ENTITY)
                    STATEMENTS OF CASH FLOW

                                                                           Nine-Months Ended September 30,


                                                                  2001                                        2002
                                                               (Unaudited)                                 (Unaudited)
Cash flows from operating activities
  Net income (loss)                               $                 (2,329)                    $                 (9,757)
  Less expenses paid by affiliates                $                  2,257                     $                   1,257
  Net cash operating loss                         $                   (72)                     $                 (8,500)

Change in operating assets and liabilities:
  Increase (decrease) in current liabilities      $                 (4,000)                     $                     -
  Net cash provided by (used in)
   operating activities                           $                 (4,000)                     $                     -

Cash flows from financing activities
  Proceeds from issuance of common stock
  Additional capital contribution                                                               $                  7,574
  (Increase) in deferred offering costs
   incurred by the company                        $                 (1,502)                     $               (21,870)
  Net cash provided by (used in)
   financing activities                           $                 (1,502)                     $               (14,296)

Net increase (decrease) in cash                   $                 (5,574)                     $               (22,796)

Cash balance, beginning of period                 $                 44,000                      $                38,426

Cash balance, end of period                       $                 38,426                      $                15,630

Supplemental disclosure of non-cash
 transactions involving direct payment of certain costs by affiliates

  Proceeds from direct payment of
   organization costs by affiliates                $                         -                 $                       -
  Proceeds from direct payment of
   operating costs by affiliates                   $                 1,500                     $                  1,257
  Proceeds from direct payment of
   offering costs by affiliates                    $                46,330                     $                 40,107
  Total non-cash transactions involving
   direct payments by affiliates                   $                46,480                     $                 41,364


      he accompanying notes are an integral part of this Statement of Cash Flow

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

     The Company's officers have delivered instructions to the transfer agent with respect to the 400,000 gift shares and 3,000 founders' shares that were distributed to donees. The transfer agent has issued stock certificates for the 403,000 shares that were distributed to donees and delivered those stock certificates to First Union National Bank, the escrow agent for the Company's Rule 419 escrow. The stock certificates on deposit in the Rule 419 escrow will be held in trust for the sole benefit of the donees until the shares are either released from escrow or returned to the Company's officers in compliance with Rule 419.

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

3.     Summary of Significant Accounting Policies

       Interim Financial Statements

     The financial statements as of and for the three- and nine-month periods ended September 30, 2001 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

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

     Through September 30, 2002, the Company incurred $172,327 in deferred offering costs, including $109,328 in legal fees, $17,697 in document preparation and printing, $15,541 in travel, lodging and publicity expenses, $14,500 in website development and support, $12,758 in miscellaneous offering expenses and $2,502 in filing fees. Of this total, the Company paid $31,872 and the officers of the Company paid or agreed to pay the balance from their personal funds.

       Original Stock Issuance and Subsequent Stock Dividend

     In connection with the organization of the Company, the officers purchased a total of 1,500,000 shares of common stock at a price of $.03 per share. In December 2001, the Company implemented a three share for five stock dividend that increased the number of issued and outstanding shares to 2,400,000, but did not otherwise change the stockholders equity.

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

       Net Income (Loss) Per Common Share

     The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. There were no warrants or options outstanding at September 30, 2001 or 2002.

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


          WIN OR LOSE ACQUISITION CORPORATION
             (A DEVELOPMENT STAGE ENTITY)
             NOTES TO FINANCIAL STATEMENTS


3.     Summary of Significant Accounting Policies (continued)

       Additional Paid in Capital

     The Company has no obligation to reimburse organization, operating and offering costs paid by its officers. The following table presents summary information on the total organization, operating and offering costs incurred as of December 31, 2001, the additional offering costs incurred during the six-month period ended September 30, 2002 and allocation of such costs between the Company and its officers:

                                                                  Total costs       Paid by            Paid by
                                                                   incurred         company           officers

       Organization costs                                          $ 7,215             $ 500          $ 6,715
       Operating costs through December 31, 2001                     4,072             1,072            3,000
       Offering costs through December 31, 2001                    110,349             5,002          105,347
           Balance at December 31, 2001                           $121,636            $6,574         $115,062
       Additional operating costs through September 30, 2002         9,757             8,500            1,257
       Additional offering costs through September 30, 2002         61,977            21,870           40,107
           Balance September 30, 2002                             $193,370           $41,944         $151,426

       Related Party Transactions

     The following table summarizes differences between the organization, operating and offering costs that the Company's officers had agreed to pay as of December 31, 2001 and September 30, 2002, and the amounts actually paid prior to those dates.


                                                               December 31, 2001        September 30, 2002

       Organization costs assumed by officers                       $ 6,715                   $ 6,715
       Operating costs assumed by officers                            3,000                     4,257
       Offering costs assumed by officers                           105,347                   145,454
           Subtotal                                                $115,062                  $156,426
       Less: cumulative payments made                                89,092                   109,717
           Unpaid balance                                          $ 25,970                  $ 46,709

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

4.     Capital Stock

     The Company's Certificate of Incorporation authorizes the issuance of 25,000,000 shares of Common Stock. The Company's Board of Director's has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of Common Stock other than the gift shares; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. Since the company expects to issue additional shares of Common Stock in connection with a Business Combination, the ultimate ownership of the

           WIN OR LOSE ACQUISITION CORPORATION
              (A DEVELOPMENT STAGE ENTITY)
              NOTES TO FINANCIAL STATEMENTS


4.     Capital Stock (continued)

     gift share donees is likely to be less than 5% of the issued and outstanding common stock of the Company. It is impossible to predict whether a business combination will ultimately result in dilution to gift share donees. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be no dilution.

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

     There were options or other incentive awards outstanding at September 30, 2001 or 2002.


     ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND PLAN OF OPERATIONS

Results of Operations--

Three Months Ended September 30, 2002

     Our Form S-1 registration statement was declared effective on June 7, 2002. During the three months ended September 30, 2002, we achieved the following specific business goals:

     o In accordance with our prospectus, our officers distributed 403,000 shares of our company's common stock to 806 individual family members, friends and business acquaintances selected by them;

     o Upon completion of the gift share distribution, we retained Global Securities Transfer to act as the transfer agent for our common stock;

     o We appeared as a presenting company at the September meeting of the National Investment Banking Association in New Orleans;

     o We commenced our review of several business plans that have been presented to our company as a direct result of contacts made at the NIBA meeting.

     We have not yet identified a potential target that satisfies our acquisition standards. We have, however, engaged in preliminary discussions with a number of companies that may be able to satisfy our acquisition standards in the foreseeable future. We have not entered into a letter of intent or standstill agreement with any potential target. However we have advised a number of potential targets that we would be willing to negotiate a transaction with them if they are able to attain certain quantifiable business goals in a timely manner.

     We are continuing with our efforts to find a suitable target and negotiate a business combination agreement. While our discussions to date indicate that a number of desirable potential targets would be interested in pursuing a business combination with our company, all of these companies need to achieve other business goals before a business combination with our company is a feasible alternative.
     There can be no assurance that we will be successful in our efforts to locate a potential target, or that we will be able to negotiate a business combination with any target that is ultimately selected by our officers. Even if we negotiate and close a business combination, there is no assurance that a trading market for the stock of the combined companies will ever develop.

Financial Condition

     We had a cash balance of $45,000 at June 30, 2002. During the quarter ended September 30, 2002, we spent $21,870 of our available cash on offering expenses and an additional $8,500 in cash on operating expenses. At September 30, 2002, our remaining cash balance was approximately $15,600.
Plan of Operations

     We will use our available cash resources to pay the costs of operating our company, investigating business opportunities, negotiating a business combination and preparing the required post-effective amendment to our registration statement. Our president will receive a cash overhead allowance of $1,000 per month until we complete our reconfirmation offering. We will not pay any other compensation to our officers, but we will reimburse any out-of-pocket expenses they incur on our behalf.

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


                PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              NONE

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     At the date of this report on Form 10-Q, we have 810 stockholders, including our four officers and the 806 donees.

     We have not recieved any proceeds with respect to the gift share distribution and do not expect to recieve any cash proceeds in connection with the resale of founders' share. Accordingly, the "use of proceeds" disclosures required by Rule 463 are inapplicable.

ITEM 3.       DEFAULTS ON SENIOR SECURITIES

              NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS

     99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

     99.2 Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)    REPORTS ON FORM 8-K                                    NONE


                                                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     WIN OR LOSE ACQUISITION CORPORATION


                      /s/ Sally A Fonner
     Sally A. Fonner, President
     Dated: November 8, 2002


                     /s/ John L. Petersen
     John L. Petersen, Chief Accounting Officer
     Dated: November 8, 2002

    EXHIBIT 99.1

                                STATEMENT OF CHIEF EXECUTIVE OFFICER
                 PURSUANT TO SECTION 1350 OF TITLE 18 OF THE UNITED STATES CODE


     Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, Sally A. Fonner, President of Win or Lose Acquisition Corporation (the "Company"), hereby certifies that:

     The Company's Form 10-Q Quarterly Report for the period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 /s/ Sally A Fonner
                          Sally A. Fonner, President
                          Dated: November 8, 2002

              EXHIBIT 99.2

                    STATEMENT OF CHIEF ACCOUNTING OFFICER
          PURSUANT TO SECTION 1350 OF TITLE 18 OF THE UNITED STATES CODE


     Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, John L. Petersen, chief accounting officer of Win or Lose Acquisition Corporation (the "Company"), hereby certifies that:

     The Company's Form 10-Q Quarterly Report for the period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/ John L. Petersen
              John L. Petersen, Chief Accounting Officer
              Dated: November 8, 2002