Form 10-K
period 2002-12-31
WIN OR LOSE ACQUISITION CORP
filed 2003-03-24
CIK 1130216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2002

                                       OR

       [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to _________________.

              Commission file number 000-32783

                       WIN OR LOSE ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  59-3685745
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

           1268 Bayshore Boulevard
              Dunedin, Florida                                 34698
  (Address of principal executive offices)                  (zip code)

Registrant's telephone number, including area code        (727) 734-7346

           Securities Registered pursuant to Section 12(g) of the Act
                     Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter. N/A ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title of Class             Outstanding at March 15, 2002
 Common Stock, $0.001 Par Value           2,400,000 Shares

No documents are incorporated by reference in this Form 10-K.




TABLE OF CONTENTS

PART I .......................................................................................................... 3


     ITEM 1-- BUSINESS ...........................................................................................3

     ITEM 2-- PROPERTIES ..........................................................................................

     ITEM 3-- LEGAL PROCEEDINGS .................................................................................23

     ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............................................23

PART II ........................................................................................................ 23

     ITEM 5-- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........................................23

     ITEM 6-- SELECTED FINANCIAL DATA .............................................................................

     ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS ................25

     ITEM 7A-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS .....................................N/A

     ITEM 8-- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................................................31

     ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ..............31


PART III ........................................................................................................32

     ITEM 10-- DIRECTORS AND EXECUTIVE OFFICERS .................................................................32

     ITEM 11-- EXECUTIVE COMPENSATION ...........................................................................32

     ITEM 12-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...32

     ITEM 13-- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................................................32

     ITEM 14-- CONTROLS AND PROCEDURES ............................................................................

     ITEM 15-- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..................................32

SIGNATURES ......................................................................................................34

INDEX TO EXHIBITS ...............................................................................................35

FINANCIAL STATEMENTS ...........................................................................................F-1

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

       "Forward-looking" statements have been included throughout this report on Form 10-K. These statements arise most frequently in connection with our attempt to predict future events. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as well as discussions of our strategy, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The important factors listed in the section entitled "Risk Factors," as well as any cautionary language in this report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of the events described in this Report could have an adverse effect on our business or financial condition. You should also be aware that the "forward-looking" statements are subject to a number of risks, assumptions and uncertainties, such as:

o......Our goals, our business plan and the availability of suitable targets;

o Our ability to locate a suitable target, conduct an adequate due diligence investigation and negotiate a reasonable business combination;

o Our ability to execute our business plan in compliance with the requirements of Rule 419;

o The potential development of a public trading market for the combined companies' shares;

o Changes in general business and market conditions and our ability to react to these changes;

o Our status as a blank check company with an evolving and unpredictable business model;

o Our ability to satisfy our future capital requirements and react to business opportunities;

o      Complex regulations that apply to us as a blank check company;

o Other factors including those detailed in this report on Form 10-K under the heading "Risk Factors."

       You should not unduly rely on forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the forward-looking statements in this report.

PART I

ITEM 1 -- BUSINESS

Introduction

       We are a blank check company that was incorporated in Delaware on December 1, 2000, for the purpose of conducting a public distribution of securities and then effecting a merger, acquisition or other business combination transaction with an unidentified private company that wants to be publicly held. We refer to merger and acquisition transactions as "business combinations" and we refer to business combination candidates as "targets." Our business plan may be described as a "blind pool" because we do not know what the business of our company will be.

       The IPO market has been very weak since the spring of 2000 and many proposed IPO's have been delayed or abandoned. Despite uncertain market conditions, we believe that a substantial number of adequately financed private companies want to become publicly held in order to satisfy the requirements of their early-stage investors or implement other growth strategies. We believe our blank check company structure may present a viable alternative for certain private companies that want to be publicly held, but have been unable to conduct an IPO.

       Our goal is to effect a business combination on terms that will give our stockholders a reasonable share of the increased value that ordinarily arises when a private company makes the transition to public ownership. To date, our business activities have been limited to conducting our public offering and evaluating a number of potential targets. We have not yet selected a suitable target. We have no plans to engage in any particular business in the future and we will not limit our search to a particular industry.

Rule 419

       Blank check companies have been used as vehicles for fraud and manipulation in the penny stock market. In response to a Congressional mandate, the SEC adopted Rule 419, which requires blank check companies like ours to implement certain safekeeping, disclosure and reconfirmation procedures in their public offerings, including:

o Depositing at least 90% of any net offering proceeds in escrow until the requirements of Rule 419 have been satisfied and an acquisition has been completed;

o Depositing all stock certificates for shares distributed to the public in escrow until the requirements of Rule 419 have been satisfied and an acquisition has been completed;

o Conducting a reconfirmation offering for the purpose of giving public stockholders an opportunity to review and consider detailed prospectus disclosure concerning a proposed acquisition;

o Giving each public stockholder an opportunity to either approve the proposed acquisition and retain his shares, or reject the proposed acquisition and unwind his share acquisition transaction;

o Unwinding transactions with individual stockholders that fail to approve the reconfirmation offering; and

o Unwinding all transactions if a specified percentage of the public stockholders do not approve the reconfirmation offering in writing, or if a suitable acquisition is not closed within 18 months.

       Rule 419 applies to every registration statement filed by a blank check company and regulates both issuer transactions and the resale of outstanding securities.

       While Rule 419 is principally designed to regulate the conduct of blank check companies and their promoters in connection with public securities offerings, the requirements of Rule 419 will directly or indirectly impact substantially all of our planned business activities. There is no assurance we will be able to select a target, negotiate a business combination and comply with the reconfirmation requirements of Rule 419 before December 7, 2003. If we are unsuccessful, the only alternative will be to unwind our public stock distribution and liquidate our company. Even if we attain our goal of effecting a business combination with a private company that wants to be public, there is no assurance that the business of the combined companies will be successful or that an active, stable and sustained trading market will develop. Therefore, there is no assurance that our stock will ever have any value.

Our public offering

       Our registration statement under the Securities Act of 1933 (the "Securities Act") describes a continuous offering of securities that commenced on June 7, 2002 and will terminate on the earlier of (i) the completion of a business combination, or (ii) December 7, 2003.

       The following securities were included in and registered by our registration statement:

o 400,000 shares that our officers would transfer as gifts to 800 donees selected by them;

o 1,600,000 shares that our officers would offer to sell to our advisors, the owners of a target and other participants in a business combination; and

o 12,600,000 shares that our company would offer to issue in connection with a business combination.

       Our officers completed the gift share distribution on August 2, 2002. In connection with the distribution, our officers gave a total of 400,000 gift shares and 3,000 founders' shares to 806 family members, personal friends and business acquaintances selected by them. We refer to the gift share recipients as "donees." Each donee received 500 gift shares and will be subject to the resale restrictions described in our prospectus. Our officers did not receive any money, property or other consideration from any donee in connection with the gift share distribution.

       In August of 2002, our company and our officers entered into consulting agreements with seven advisors who have provided and/or will provide personal services to our company. Under the contracts, our company will agreed to pay certain cash compensation to the advisors and our officers agreed to grant the advisors a conditional right to purchase an aggregate of 80,000 founders' shares at a price of $0.25 per share. Our advisors may not exercise their conditional stock purchase rights until we negotiate a business combination and deliver a complete prospectus to our stockholders in connection with a Rule 419 reconfirmation offering. If we successfully complete our reconfirmation offering and the advisors decide to exercise their conditional purchase rights and, the advisors will have up to 30 days after the closing date to pay for their founders' shares.

       We selected Global Securities Transfer, Inc., Denver, Colorado to act as the transfer agent and registrar for our common stock. Our officers delivered 2,400,000 shares to the transfer agent, with instructions that require the transfer agent to hold the shares in uncertificated form pending further instruction. Upon completion of the gift share distribution, our officers instructed the transfer agent to prepare physical certificates for 403,000 shares registered in the names of the individual donees. Those certificates were then deposited in our Rule 419 escrow account at First Union Bank. The founders' shares that are reserved for sale to advisors upon the exercise of their conditional stock purchase rights will remain on deposit with the transfer agent in uncertificated form until we conduct our Rule 419 reconfirmation offering and the advisors exercise their stock purchase rights.

Overview of Shell Transactions

       The two most common ways for a private company to "go public" are a traditional IPO, or a business combination with a public shell. Most private companies that decide to go public do so because they need to raise capital. But financing is not the only reason that private companies decide to go public. Other reasons include:

o Increasing total stockholder value by transforming a private company into a public company;

o Creating an "alternative currency" (i.e. publicly traded shares) that can be used for acquisitions;

o      Facilitating equity-based compensation for employees and management;

o      Providing investment liquidity for investors and minority stockholders;
       and

o      Preparing a foundation for future financing activities.

       We believe an IPO is usually preferable to a shell transaction. But in cases where an adequately financed private company wants to go public for reasons other than a current need for additional capital, we believe it is important for the management and owners to carefully consider the pros and cons of each alternative. The following table highlights some of the differences we believe the management and owners of a private company should consider before deciding between an IPO and a shell transaction.

Characteristics of IPO Market    Characteristics of Business Combination Market

An IPO usually generates substantial cash proceeds and Business combinations do not usually generate dilutes the ownership interest of insiders. substantial cash proceeds or dilute ownership.

The IPO market can be "trendy," and if a company is not in The business combination market is frequently less a "hot" industry it can be difficult or impossible to concerned with current market trends. conduct an IPO.

Secondary markets develop rapidly, the markets are Secondary markets develop slowly, liquidity is often a generally liquid and there is usually a good balance problem and there are frequently more sellers than between sellers and buyers. buyers.

The IPO market is very sensitive to current market The business combination market has less sensitivity to conditions and deals are frequently aborted or delayed at current market conditions and deals are less likely to a relatively late stage in the process. be aborted or delayed in their final stages.

The IPO market has a high degree of visibility and The business combination market has relatively low companies that complete an IPO find it relatively easy to visibility and companies frequently find it difficult develop "institutional" interest in their stock. to develop "institutional" interest in their stock.

Because of the competition and due diligence associated Companies that engage in shell transactions are with the IPO process, companies that complete an IPO are generally viewed with skepticism for an extended period often perceived as more substantial and credible. of time.

       The generic term "public shell" can be used to describe any existing company that has no substantial business activities, a relatively large stockholder base and outstanding stock that may be lawfully resold by the holders. Within this broad definition, there are substantial variations in the structure, value and overall utility of public shells. The factors that are typically considered when evaluating a public shell include:

Control Status Public shells that can offer a controlling interest to the owners of a target are generally more desirable than shells that cannot implement a change in control.

`33 Act Registration Public shells that can issue registered stock in connection with a business combination are generally more desirable than shells that can only issue restricted stock.

`34 Act Registration Public shells that are registered under the Exchange Act are generally more desirable than shells that will be required to register at some future date.

Available                  Resources Public shells that have available
                           resources, particularly cash resources, are generally more desirable than shells that have no available resources.

Prior Operations           Public shells that have no prior operations are
                           generally more desirable than shells that have prior operations.

Material Liabilities Public shells that have no material liabilities are generally more desirable than shells that have fixed or contingent liabilities that must be assumed by the target.

Stock Distribution Public shells that have a substantial number of existing stockholders and a relatively even distribution of stock ownership are generally more desirable than shells that have a small number of stockholders, or a few stockholders who control large blocks of stock.

Trading Status Public shells that are listed for trading or eligible for immediate listing are generally more desirable than shells that will be required to pursue a listing at a future date.

       In developing a structure for our blank check company, we have endeavored to maximize our competitive advantages and minimize our competitive disadvantages. We believe our company will enjoy a strong competitive position when compared with other available public shells. We can provide no assurances, however, that potential targets will find our structure more desirable than competitive shells.

Information Requirements for Targets

       We must file a post effective amendment to our registration statement and conduct a reconfirmation offering before we close a business combination. Rule 419(e)(1) requires that the amendment contain:

o      The information specified by Form S-1 and the applicable Industry Guides;

o Audited balance sheets as of the end of the two most recently completed fiscal years and unaudited interim balance sheets for the dates specified in Regulation S-X;

o Audited statements of income and cash flow for the three most recently completed fiscal years and unaudited interim statements of income and cash flow for the periods specified in Regulation S-X; and

o Unaudited pro forma financial information on the combined companies.

       We cannot enter into a business combination with a target that cannot provide the foregoing information. Our future SEC filings must comply with the requirements of Regulations S-K and S-X, which can be more complex than their counterparts under Regulation S-B. Therefore, the owners of a potential target may decide that added cost of regulatory compliance will make our company less desirable than a competing public shell.

Nasdaq Listing Standards

       We believe the most likely business combination structure will involve a "reverse takeover" where we issue acquisition shares in exchange for the assets or outstanding stock of the target. Upon the completion of a reverse takeover, we expect that the former stockholders of the target will likely own a substantial majority interest in the combined companies. Since the ongoing costs and expenses associated with reporting under the Exchange Act can be a significant burden for a small company, we believe that larger established companies are better suited to shell transactions than small entrepreneurial companies. Moreover, a substantial business combination transaction will be required to satisfy the minimum listing standards for Nasdaq.

       The following table summarizes the recently adopted quantitative listing standards for companies that want to list their securities on Nasdaq:

[GRAPHIC OMITTED]

       We have 810 record stockholders at the date of this report on Form 10-K. We will not negotiate a business combination transaction on terms that would result in the combined companies having a public float of less than 1,000,000 shares. While we will endeavor to negotiate a business combination with a target that has sufficient operating history, stockholders' equity and net income to satisfy the Nasdaq listing standards, there is no assurance that our efforts will be successful. Moreover, Nasdaq requires an established trading history of 90 days at a price that exceeds the minimum bid price requirement before it will consider a listing application. Therefore, the combined companies' shares will have to begin trading on the OTC Bulletin Board, the Pink Sheets or the proposed BBX, and wait to apply for a Nasdaq listing until all applicable listing standards are met. Under the circumstances, there is no assurance the combined companies' shares will ever qualify for Nasdaq.

Selecting a Target and Structuring a Business Combination

       We anticipate that our officers and a variety of unaffiliated sources will bring potential targets to our attention. Potential lead sources include broker-dealers, investment bankers, venture capitalists, attorneys and other members of the financial community, who may present solicited or unsolicited proposals. We will not enter into exclusive relationships with professional firms that specialize in business acquisitions. We may, however, agree to work with such firms on a non-exclusive basis.

       In evaluating potential targets, our officers will ordinarily consider the following factors, among others:

o      The target's liquidity, financial condition and results of operation;

o      The target's growth potential and future capital requirements;

o The nature, competitive position and market potential of the target's products, processes or services;

o The relative strengths and weaknesses of the target's intellectual property protection;

o The education, experience and abilities of the target's management and key personnel;

o      The regulatory environment within the target's industry; and

o The market performance of the equity securities of similar public companies in the target's industry.

       The foregoing is not an exhaustive list of the factors we may consider in our evaluation of potential targets. We will also consider other factors that our officers deem relevant under the circumstances. In evaluating a potential target, we intend to conduct a due diligence review that will include, among other things, meetings with management and key staff, inspection of properties and facilities, reviews of material contracts, financial statements and projections, and any other matters that we believe are relevant under the circumstances.

       Our registration statement includes 12,600,000 acquisition shares that we may issue in connection with a business combination. It also includes 1,600,000 founders' shares that our officers may offer to our advisors, owners of a target and other participants in the business combination. Within these limits, our officers will have unlimited flexibility to structure a business combination and establish terms for the resale the founders' shares.

       The time, effort and expense required to evaluate a target and negotiate a business combination cannot be predicted with any degree of accuracy. We do not have any full-time employees. Our officers act as part-time employees but are not required to devote any specific amount of time to our business. If our officers do not devote adequate time to investigation, due diligence and negotiations, we may be unable to identify a suitable target, negotiate a business combination and comply with the requirements of Rule 419 in a timely manner.

Limited Ability to Evaluate Successor Management

       We intend to evaluate the management of a potential target when considering the desirability of a business combination. We cannot assure you that our assessment will prove to be correct or that a target's management will possess the particular skills, qualifications and abilities required to effectively manage a public company.

       We may require the target to recruit additional personnel to supplement its current management team. We cannot assure you that a target will have the ability to recruit additional managers, or that any new management team members that are recruited will have the requisite skills, knowledge or experience.

       While it is possible that one or more of our officers will remain involved in the affairs of the combined companies, it is unlikely that any of them will have ongoing executive or board level authority. While our officers have significant experience in a variety of industries, we cannot assure you that our officers will have significant experience or knowledge relating to the operations of a particular target. The prospectus for our reconfirmation offering will include summary information on the identity, education and experience of the officers, directors and key personnel of the target.

Valuation of Targets

       Our board of directors intends to rely on established metrics that are generally used in the financial community to determine the value of a target and negotiate the terms of a business combination. Our board of directors will ordinarily begin its evaluation of a target using the following objective factors, among others:

o      The target's audited balance sheet;

o      The target's historical and projected sales; and

o The target's historical and projected results of operations and cash flow.

       In most cases, our board of directors will also consider a variety of subjective factors that can have a positive or negative impact on valuation decisions, including:

o Overall conditions in the target's industry and the target's competitive position within its industry;

o The relative strengths and weaknesses of the target's business development plans;

o      The market capitalization of similarly situated public companies; and

o The relative strengths and weaknesses of the target, compared with similarly situated public companies.

       Based on their analysis, our board of directors will reach a conclusion concerning the fair market value of a target. It will then attempt to negotiate a business combination that maximizes stockholder value. The board of directors may retain independent experts to assist in the evaluation of a target but it is not required to do so.

       The valuation of a potential target is an inherently subjective process that is subject to a substantial degree of risk and uncertainty. Our directors are not experts in investment banking or the evaluation of businesses. We can give you no assurance that our directors will be able to accurately assess the fair market value of a particular target. We can give you no assurance that our directors will be able to negotiate a business combination on terms that are advantageous to our stockholders. If a business combination is concluded, we can give you no assurance that the combined companies' shares will ever achieve a market price that is in line with the value determined by our board of directors.

No Right to Approve Specific Terms

       We do not intend to provide information to our stockholders regarding our evaluation of potential targets or the progress of negotiations. Our officers will have the necessary executive and equity voting power to unilaterally approve all corporate actions until we close a business combination. As a result, gift share donees will have no effective voice in decisions made by management and will be entirely dependent on management's judgment in the selection of a target and the negotiation of the specific terms of a business combination.

       Under Delaware law, the stockholders of a corporation are not entitled to vote with respect to a stock issuance transaction that does not involve a statutory merger, even if the transaction will result in a change in control. We presently intend to structure a business combination as an exchange of stock in our company for the assets or outstanding stock of a target. Since we do not intend to conduct a statutory merger with a target, we do not intend to seek prior stockholder approval of the terms of a proposed business combination.

       Rule 419 will not give stockholders voting rights that they do not otherwise possess under Delaware law. If we successfully negotiate a business combination, the transaction will be presented to our stockholders as an integrated whole. Each gift share donee will then be required to make an independent decision about whether he wants to remain a stockholder. If a donee does not approve our reconfirmation offering in writing, Rule 419 requires us to treat the failure to act as a rejection of our reconfirmation offering. If the requisite percentage of donees does not reconfirm their subscriptions in writing, we will not close a proposed business combination.

       Rule 419 does not require that a specific percentage of the gift share donees accept our reconfirmation offering. Instead, Rule 419 leaves that issue to negotiations between our company and the target. If the terms of our reconfirmation offering establish a relatively low reconfirmation threshold, gift share donees will not necessarily be able to rely on the collective business judgment others in making their decisions.

       We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target and the stockholders of both companies. We cannot assure you, however, that the Internal Revenue Service or any state tax authority will agree with our tax treatment of the business combination.

Business Diversification is Unlikely

       Rule 419 will require us to conduct our reconfirmation offering as soon as we negotiate a transaction where the fair value of the business or assets to be acquired exceeds $2,920,000, calculated as 80% of the estimated value of the maximum number of shares included in our registration statement. Since we intend to issue acquisition shares in exchange for the stock or assets of a target, any material acquisition is almost certain to result in a change in control.

       We will probably not be able to diversify our operations or benefit from the spreading of risks or offsetting of losses. We will probably be dependent upon the development or market acceptance of a single or limited number of products, processes or services. Our probable lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our future business. Accordingly, there is no assurance that our future operations will be commercially viable.

Finders' Fees

       If our company or the target agrees to pay cash finders' fees, the payments will reduce the cash resources of the combined companies. If our company or the target agrees to pay stock-based finders' fees, the share issuances will reduce the number of shares that would otherwise be available to the owners of a target. Therefore, we believe the target should participate in all decisions respecting the payment of finders' fees. Accordingly, we will not agree to pay any finder's fees or similar compensation without the express consent of the target.

       We will not pay finders' fees, commissions or similar compensation to our officers or their respective affiliates. Our company and our officers will not pay any finders' fees, commissions or similar compensation to persons who are not duly licensed broker-dealers without first obtaining an opinion of legal counsel that registration is not required under the circumstances.

       Our reconfirmation offering prospectus will disclose the material terms of any agreements for the direct or indirect payment of finders' fees, commissions or similar compensation by our company and/or our officers.

Competition

       We expect to encounter intense competition from other entities that have a similar business objective. Some potential competitors have significant cash resources that will be available for use following a business combination. Others have outstanding warrants that can be expected to generate substantial cash for future operations. In addition, many of our potential competitors may possess more experienced management teams and greater technical, human and other resources than we do. The inherent limitations on our competitive position may give others an advantage in pursuing the acquisition of a target. Further, our obligation to file a post-effective amendment and conduct a reconfirmation offering will probably delay the completion of a transaction. This may be viewed as a competitive disadvantage in negotiations with potential targets.

Employees and Administration

       We do not have any full-time employees. Our four executive officers act as part-time employees but they are not required to devote any specific amount of time to our business. We do not intend to hire any full-time employees until we complete a business combination.

       Sally A. Fonner, our president, will provide certain facilities and administrative services for our company. Under the terms of her employment agreement, Ms. Fonner will provide all necessary office facilities and equipment, manage our day-to-day operations and manage our accounting and reporting functions in return for an overhead allowance of $1,000 per month. If we require facilities or services that are beyond the capabilities of Ms. Fonner, they will be contracted for and paid by our company. We believe that the facilities and services to be provided by Ms. Fonner will be adequate for our needs until we complete a business combination.

Periodic Reporting and Audited Financial Statements

       Rule 419(f)(1) will require the combined companies to furnish stockholders audited financial statements for the first full fiscal year of operations following the consummation of a business combination. Moreover, we have registered our common stock under the Exchange Act. Therefore, the combined companies will be required to file annual and quarterly reports, proxy statements and other reports with the SEC. Until we complete a business combination, all registration statement amendments, reports and other filings we make with the SEC will be available on our corporate website at WWW.WINORLOSE.INFO.

Risk Factors

       Readers of this report on Form 10-K should consider carefully the following risk factors in evaluating our company and its prospects. Any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently believe are immaterial, could harm our business, financial condition and operating results, and could result in the liquidation of our company.

       Even if we negotiate and close a business combination, an active, stable, liquid and sustained public market for the combined companies' shares may never develop.

       Sally A. Fonner, our president, has previously served as the sole officer and director of five inactive public shells that effected business combinations with private companies. In each of these transactions, the combined companies have only qualified for quotation on the OTC Bulletin Board, trading has not been active, liquid or sustained and the market prices have been volatile. Even if we negotiate and close a business combination, an active, liquid, stable and sustained public market for the combined companies' shares may never develop. Stockholders are encouraged to independently review the available information on Ms. Fonner's prior transactions.

       Our officers do not have any experience with Rule 419 transactions.

       Transactions under Rule 419 are considerably more complex than other shell transactions. Our officers do not have any experience with Rule 419 transactions and their experience in simple shell transactions may not be a reliable indicator of their ability to complete a business combination that is subject to the stringent requirements of Rule 419. There is no assurance that we will negotiate or close a business combination.

       Donees will be required to retain ownership of at least 100 gift shares for up to nine months after we complete a business combination.

       Each donee will be required to retain ownership of at least 100 gift shares until the earlier of nine months after the completion of a business combination or the listing of the combined companies' shares on Nasdaq. A simple quotation on the OTC Bulletin Board, the Pink Sheets or the proposed BBX will not satisfy this listing requirement. When the gift shares are released from the Rule 419 escrow, each donee will receive two certificates: one for 100 shares and a second for 400 shares. The certificate for 100 shares will be imprinted with a restrictive legend that describes the applicable limitations on transfer.

       We are likely to run out of cash and we may be forced to liquidate.

       Our available cash resources will probably not be sufficient to pay our anticipated operating and offering expenses through December 7, 2003. We will be unable to obtain funds by selling additional securities. If we spend all our available cash, our officers will be faced with a decision to either abandon our business plan and liquidate our company, or advance additional cash to our company. If we spend our available cash and our officers are unwilling to provide additional financing, we will be forced to abandon our business and liquidate.

       Time pressures may increase the risk that we will truncate our due diligence, lower our expectations or liberalize our selection standards.

       If we conclude that we will be unable to negotiate a suitable business combination, comply with Rule 419 and close the proposed transaction before December 7, 2003, we will be forced to liquidate our company. This will increase the risk that we will truncate our due diligence, lower our expectations or liberalize our selection standards.

       Our reconfirmation offering will be a "take it or leave it" proposition.

       We must conduct our reconfirmation offering as soon as we negotiate a transaction where the fair value of the target exceeds $2,920,000. If we select a target and make a reconfirmation offering that is not accepted by the requisite percentage of donees, Rule 419 will require us to unwind the gift share distribution and return the gift shares to our officers. Therefore, our reconfirmation offering will be a "take it or leave it" proposition.

       Stockholders may not be able to rely on the collective business judgment of others.

       Rule 419 does not establish a fixed percentage of donees that must approve our reconfirmation offering. Instead, it only requires that our prospectus disclose the reconfirmation threshold negotiated by the parties. If a proposed transaction provides for a relatively low reconfirmation threshold, stockholders may not be able to rely on the collective business judgment of the other donees. Conversely, if a proposed transaction provides for a relatively high reconfirmation threshold, the other donees may have the power to overrule individual decisions.

       We do not intend to comply with the corporate governance standards that would be required under Nasdaq or BBX rules until we complete a business combination.

       We do not have any independent directors or an audit committee to review related party transactions. We do not intend to solicit stockholder approval for a business combination. We do not intend to comply with the corporate governance standards that would be required under Nasdaq or BBX rules until we complete a business combination. Our officers own approximately 83% of our voting stock and they have both the executive and voting power to approve all corporate actions without your consent.

       We expect a business combination to result in a change in control and our officers will not have any power to influence future decisions of the combined companies.

       We will issue up to 12,600,000 acquisition shares in connection with a business combination. Therefore we expect a business combination to result in a change in control. After a change in control, the owners of the target will have the right to appoint their own management team and our current officers will not be able to influence future decisions, seek a listing for the combined companies' shares or take any other action to promote a public market. There can be no assurance that we will be able to negotiate appropriate after-market support agreements or that any terms we negotiate will be effective. If successor management does not devote sufficient time and resources to developing and promoting a public market, stockholders may be unable to sell our shares at any price.

       The personal pecuniary interests of our officers may conflict with their fiduciary duties.

       Our registration statement includes 1,600,000 founders' shares that our officers may resell to our advisors, owners of a target and other participants in the business combination. While our officers will not resell founders' shares at a price that represents a premium to the comparable per share value received by our company, it is likely that a business combination and the related resale of founders' shares will result in the transfer of property to our company and the payment of cash to our officers. Therefore, the personal pecuniary interests of our officers may conflict with their fiduciary duties. We will not receive any proceeds from the resale of the founders' shares.

       Ms. Fonner and Mr. Petersen are officers, directors and principal stockholders of other public shells that may compete with our company for targets.

       Ms. Fonner is an officer; director and principal stockholder of The Enchanted Village, Inc. Ms. Fonner and Mr. Petersen are officers, directors and principal stockholders of Tamboril Cigar Company. Both of these companies are public shells that are registered under the Exchange Act and intend to pursue acquisition strategies that are similar to ours. Since neither company has an effective registration under the Securities Act, they are not expected to be directly competitive with us. However, there is no assurance that a particular target will prefer our structure, or that our company will enjoy any particular competitive advantage over the other companies.

       All of our officers are engaged in other business activities and will face conflicts of interest in allocating their time among their various business affairs.

       Our officers are not required to devote any specific amount of time to our business. Each of our officers is actively involved in other business pursuits and they will all face conflicts in allocating their time among their various business interests. Such conflicts may cause delays or prevent us from effecting a business combination.

       If we lose the services of Mr. Petersen, we may be unable to pay the fees of outside legal counsel.

       We expect that John L. Petersen, our general counsel, will represent our company in connection with a business combination and assist in drafting the post-effective amendment to our registration statement. We will not pay any cash fees to Mr. Petersen for these services. If Mr. Petersen fails to provide the required services in a timely manner, we may have insufficient cash to retain outside legal counsel to perform the required work.

       We have registered the bulk of our outstanding shares and all of the shares we plan to issue.

       We have registered the bulk of our outstanding shares and all of the shares we plan to issue. If we close a business combination, all shares held by donees, our advisors and other stockholders who are not affiliates of the combined companies will be eligible for immediate resale. If a substantial number of shares are offered for sale at the same time, the market price is likely to decline and such declines may be permanent.

       Our regulatory status may make a business combination more complex and expensive.

       This initial public offering was registered on Form S-1. Our decision to use this form may make compliance with the disclosure and reconfirmation requirements of Rule 419 more difficult. All our future SEC filings must comply with the requirements of Regulations S-K and S-X, which can be more complex than their counterparts under Regulation S-B. Therefore, the owners of a potential target may decide that added cost of regulatory compliance will make our company less desirable than a competing public shell.

       There has never been a public market for our shares and such a market may never develop.

       There has never been a public market for our shares and such a market may never develop. No market makers have expressed any interest in our company and we do not intend to engage in discussions with potential market makers until we have negotiated a business combination. If an active public market for the shares of the combined companies does not develop, stockholders may be unable to resell our shares at any price.

       The combined companies' shares are likely to be subject to the SEC's penny stock regulations, which may discourage brokers from effecting transactions in those shares.

       Shares that are issued by a company that has less than $5,000,000 in net tangible assets, have a market price of less than $5 and are not listed on Nasdaq or a stock exchange are classified as "penny stock." The SEC's penny stock regulations impose significant restrictions on brokers who sell penny stock to persons other than established customers and accredited investors. The combined companies' shares are likely to be subject to the penny stock rules, which may discourage brokers from effecting transactions in those shares. This would decrease market liquidity, adversely affect market price and make it difficult for stockholders to use our stock as collateral.

       A business combination with our company will probably not be less expensive than an IPO.

       We do not have access to any substantial financial resources. Accordingly, a business combination with our company will probably not be less expensive than an IPO. Potential targets will expend substantial sums for:

o The fees of their lawyers and accountants who will bear primary responsibility for preparing the information that must be included in the prospectus for our reconfirmation offering;

o The costs of preparing any additional registrations and applications necessary to facilitate the closing of a business combination, comply with state law or facilitate the development of a trading market; and

o The costs of preparing, filing and distributing regular reports under the Exchange Act, together with the specific stockholder reports required by Rule 419.

       We believe that an IPO is usually a better alternative than a business combination with a public shell. If a potential target has the ability to conduct an IPO, we encourage you to do so. If a potential target is not in a position to conduct an IPO and still wants to go public, management should be aware that the process of effecting a business combination with a public shell is difficult, expensive and subject to numerous substantial risks that will make it very difficult to develop an active, liquid, stable and sustained trading market for the combined companies' shares.

       Potential targets should not consider a business combination with our company if they need additional capital or will require additional capital within 12 to 18 months.

       A business combination with our company will not give our target immediate access to the capital markets. Potential targets should not consider a business combination with us if they need additional capital or will require additional capital within 12 to 18 months. Until the combined companies have been active for a sufficient period of time to demonstrate credible operating performance, it will be very difficult, if not impossible, for the combined companies to raise additional capital. Potential targets cannot assume that additional capital will ever be available.

       Potential targets should expect increased regulatory scrutiny and a high degree of skepticism from the financial community if they enter into a business combination with our company.

       Potential targets should expect more regulatory scrutiny at the Federal and state level than they might otherwise encounter if they simply filed a registration statement for an IPO. Moreover, the financial community views shell transactions with a high degree of skepticism until the combined companies have been active for a sufficient period of time to demonstrate credible operating performance. Increased regulatory scrutiny may increase future compliance costs and market skepticism may make it more difficult to establish and maintain an active, liquid, stable and sustained trading market for the combined companies' shares.

       Potential targets should not consider a business combination with our company if they are seeking short-term investment liquidity for corporate insiders.

       While the acquisition and founders' shares have been registered under the Securities Act, all shares held by persons who are affiliates of the combined companies will be classified as "restricted securities" that were issued on the closing date of the business combination. These shares will not be eligible for resale for a period of one year after the closing date unless the resale is registered under the Securities Act. Potential targets should not consider a business combination with our company if they are seeking short-term investment liquidity for corporate insiders.

       The combined companies' shares will not qualify for an immediate Nasdaq listing.

       The combined companies will satisfy Nasdaq's record holder and public float standards. Even if a potential target satisfies Nasdaq's operating history, stockholders' equity, net income and market capitalization standards, the combined companies must also have three active market makers and satisfy Nasdaq's minimum bid price standards. Nasdaq ordinarily requires an established trading history of 90 days at a price that exceeds the minimum bid price standard before it will consider a listing application. Therefore, the combined companies' shares will have to begin trading on the OTC Bulletin Board, the Pink Sheets or the proposed BBX, and wait to apply for a Nasdaq listing until all of the applicable listing standards have been satisfied. There can be no assurances that the combined companies' shares will ever qualify for a Nasdaq listing.

       The donees are likely to be "sellers" and the availability of large quantities of gift shares may impede the development of a trading market or increase market volatility.

       The donees have no money at risk in our company. If a potential target enters into a business combination with us, the donees are likely to be willing to sell their shares at a price that is significantly less than the minimum bid price required for a Nasdaq listing. In such an event, the market may have to absorb a substantial percentage of the gift shares before the prevailing market price stabilizes.

       If the combined companies are successful, there may not be enough shares available.

       Our capital structure has been designed to foster the development of an orderly trading market. However, if the combined companies are successful, the relatively small number of freely transferable shares may make it difficult to satisfy market demand. Our existing stockholders can be expected to maximize their personal benefit and if substantial quantities of our shares are withheld from the market, the resulting supply and demand imbalances may drive the market price of the combined companies' shares to unsustainable levels.

       We are not investment bankers and our target will need to devote substantial time, effort and expense to developing and maintaining an active trading market.

       We are not investment bankers and we have no ability to promote a market for the combined companies' shares. Therefore, our target will need to devote substantial time, effort and expense to developing and maintaining a trading market. If the management of our target fails to devote adequate time and resources to that effort, any market that does develop is likely to be short-lived and volatile. If an active and liquid trading market does not develop, the market price for the combined companies' shares will decline and such declines are likely to be permanent.

ITEM 2 -- PROPERTIES

       We do not have any material properties.

ITEM 3 -- LEGAL PROCEEDINGS

       We are not a party to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted for a vote of security holders during the year ended December 31, 2003.

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Our company is not likely to pay cash dividends for an extended period of time, if ever.

       There has never been a public market for our shares. Even if we complete a business combination, the combined companies' shares will not qualify for an immediate Nasdaq listing. At present, the securities of public companies that do not qualify for a Nasdaq listing are either quoted on the OTC Bulletin Board or listed in the Pink Sheets. The markets for OTC Bulletin Board and Pink Sheet securities are frequently illiquid and volatile.

       While we believe the combined companies' shares are likely to qualify for listing on the proposed BBX, final listing standards have not yet been adopted and we can offer no assurance that the combined companies' shares will ultimately qualify for a BBX listing. In addition, we can offer no assurance that the BBX will ultimately provide the improved efficiency, liquidity and transparency that are presently anticipated by the NASD. Market transition issues arising from the launch of the BBX may increase the risks associated with the lack of a public market for our shares. There is no assurance that a market for our shares will ever develop.

       We have not engaged in discussions or negotiations with potential market makers. We will not approach any market makers until a business combination is completed. We will not use consultants or advisors to negotiate with potential market makers. Our officers and their respective affiliates will not recommend, encourage or advise donees to open brokerage accounts with any broker-dealer. Donees will have the exclusive authority to make their own decisions regarding whether to hold or sell their gift shares. We will not attempt to influence those decisions.

ITEM 6 -- SELECTED FINANCIAL DATA

Summary Statement of Operations Data

       The following table presents summary information on our results of operations for the period from December 1, 2000 (Inception) through December 31, 2000, and the years ended December 31, 2001 and 2002. This data is qualified in its entirety by our financial statements.



                                                                          Year ended December 31,
                                                                          -----------------------
                                                                 2002              2001            2000 (1)
 Organization costs (2)                                                                             $7,215
 Operating expenses (3)                                         $16,120           $3,072            $1,000
 Net income (loss)                                             ($16,120)         ($3,072)          ($8,215)
 Net Income (loss) per share                                    ($0.01)           ($0.00)           ($0.00)
 Number of shares outstanding (4)                             2,400,000        2,400,000         2,400,000

(1)    Period from December 1, 2000 (inception) through December 31, 2000.
(2) Our officers paid $6,715 of organization costs on our behalf during the year ended December 31, 2000. (3) Our officers paid $3,000 of operating costs on our behalf during the year ended December 31, 2001. (4) Gives retroactive effect to a three share for five stock dividend that we implemented in December 2001.

Summary Balance Sheet Data

       The following table presents summary information on our financial condition at December 31, 2000, 2001 and 2002. This data is qualified in its entirety by our financial statements.


                                                                            As of December 31,
                                                                 2002              2001              2000

 Cash in banks                                                 $ 10,120         $ 38,426           $44,000
 Deferred offering costs (1)                                    174,212          110,349            18,540
                                                               --------         --------           -------
 Total assets                                                  $184,332         $148,775           $62,540
                                                               ========         ========           =======

 Total Liabilities                                              $ 2,837              $--               $--
                                                                =======              ===               ===

 Common stock                                                   $ 2,400          $ 2,400           $ 1,500
 Additional paid-in capital                                     206,591          157,662            65,255
                                                                                                          -
Deficit accumulated during
    the development stage                                      ($27,407)         (11,287)           (8,231)
                                                              ----------        ---------          ------- -
 Total stockholders' equity                                    $181,584         $148,775           $62,540
                                                                                ========           =======


(1) Deferred offering costs will be carried as an asset until we complete a business combination or abandon our business and liquidate. At that time, deferred offering costs will be offset against additional paid-in capital.


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Financial Condition

       We were incorporated in Delaware on December 1, 2000. Our business plan was based on the assumption that our company would need an indeterminate amount of cash to finance the registration process, plus $45,000 in cash to finance our proposed operations. Therefore, our officers bought 2,400,000 shares of our common stock for $45,000, and agreed to contribute additional cash to our company from time to time to pay our organization costs, operating costs and the costs of preparing our registration statement. On June 7, 2002, our officers contributed and additional $7,574 in cash to our company.

       Between December 1, 2000 (inception) and December 31, 2002, we incurred $7,215 in organization costs, $20,192 in operating costs and $174,212 in offering costs. Our officers paid $156,417 of these costs and company paid $45,202. At December 31, 2002, we had $10,210 in cash and $2,837 in current liabilities consisting of expense reimbursements due to officers and directors. Therefore, our net working capital available to pay future operating expenses is only $7,373.

Plan of Operations

       We will use our available cash resources to pay the costs of operating our company, investigating business opportunities, negotiating a business combination and preparing the required post-effective amendment to our registration statement. Our president will receive a cash overhead allowance of $1,000 per month. We will not pay any other compensation to our officers, but we will reimburse any out-of-pocket expenses they incur on our behalf.

       We intend to request a reasonable due diligence fee before we begin a detailed investigation into the affairs of a potential target. There can be no assurance that any potential target will be willing to pay a due diligence fee, or that any due diligence fees we receive will be sufficient to offset the out-of-pocket costs incurred.

       Rule 419 will require us to unwind the gift share distribution and cancel the advisors' stock purchase rights if we fail to negotiate a business combination, complete a reconfirmation offering and close the transaction before December 7, 2003. If we conclude that we will be unable to meet this deadline, we will promptly liquidate.

       Our net working capital will probably not be sufficient to pay our anticipated operating and offering expenses through December 7, 2003. Moreover, the SEC's integration and general solicitation doctrines will preclude private placement transactions until we complete our reconfirmation offering and close the associated business combination. Therefore, we will be unable to obtain funds by selling additional securities. If we spend all our available cash, our officers will be faced with a decision to either abandon our business plan and liquidate our company, or advance additional cash to our company. If our officers decide to continue with the implementation of our business plan and advance additional funds to our company, such advances will be in the form of stockholder loans that bear interest at reasonable commercial rates. If we spend our available cash and our officers are unwilling to provide additional financing, we will be forced to abandon our business and liquidate.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       Substantially all of our resources consist of cash in banks and we are not subject to any of the market risks specified in Item 305 of Regulation S-K.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by Item 8 is set forth in the Company's Financial Statements and Notes thereto beginning at page F-1 of this report on Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no changes in or disagreements with our independent public accountants on accounting and financial disclosure.

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS

       The following table identifies our directors and executive officers.


              Name         Age          Position

       Sally A. Fonner     54   President
       Mark R. Dolan       51   Executive Vice President, Director
       John L. Petersen    51   General Counsel, Director
       Rachel A. Fefer     39   Secretary/Treasurer, Director

       The following is a brief account of the business experience of each of our directors and executive officers.

       Ms. Sally A. Fonner is a principal stockholder of our company and has served as our president since inception. It is anticipated that Ms. Fonner will continue to serve as an officer of our company until we complete a business combination. Ms. Fonner is not a full-time employee of our company and is not required to devote any specific amount of time to our business.

       In June of 2002, Ms. Fonner became the president and sole director of The Enchanted Village, Inc., an inactive and insolvent public company that has restructured its affairs and intends to pursue an acquisition strategy as a public shell. In February of 2003, Ms. Fonner became the president and a member of the board of directors of Tamboril Cigar Company, an inactive public company that is attempting to restructure its affairs and intends to pursue an acquisition strategy as a public shell. While Enchanted Village and Tamboril Cigar intend to pursue business strategies that are similar to ours, they are not expected to be directly competitive.

       Ms. Fonner graduated from Stephens University in 1969 with a Bachelor of Arts in Social Systems. After a stint in the private sector, she returned to further her education and earned her MBA degree from the Executive Program of the University of Illinois in 1979. During the past five years Ms. Fonner has served as an officer and director and managed the business affairs of five inactive and insolvent public companies that ultimately engaged in business combination transactions with privately held companies. The following table identifies the five public companies that have been managed by Ms. Fonner during the last five years and provides summary information on the time periods for which she served as an officer and director.


     Company Name                            Term as an officer                  Term as a director

eNote.com, Inc.                           June 1998 to April 1999             June 1998 to November 1999
Telemetrix, Inc.                          July 1997 to April 1999             July 1997 to April 1999
Dupont Direct Financial Holdings, Inc.    June 1998 to April 1999             June 1998 to March 2000
Liberty Group Holdings, Inc.              March 1997 to November 1999         March 1997 to December 1999
Yifan Communications, Inc.                March 2000 to July 2000             March 2000 to March 2001



       Ms. Fonner is not an officer, director or affiliate of any other company with a class of securities registered under section 12 of the Exchange Act or subject to the requirements of section 15(d) thereof.

       Mr. Mark R. Dolan is a principal stockholder of our company and has served as executive vice president and a member of our board of directors since inception. It is anticipated that Mr. Dolan will continue to serve as an officer and director until we complete a business combination. Mr. Dolan is not a full-time employee of our company and is not required to devote any specific amount of time to our business. Mr. Dolan has been actively engaged in the practice of law for 15 years. He is a member of the Florida Bar Association and practices in the areas of corporate and intellectual property law, First Amendment law and commercial litigation. Mr. Dolan has been an employee of Mark
R. Dolan, PA, Tampa, Florida, since June 1998. From April 1996 to June 1998, Mr. Dolan was an employee and stockholder of Lirot-Dolan, P.A., of Tampa, Florida. Since April 2001, Mr. Dolan has served as secretary and general counsel of Yseek, Inc., a publicly held Internet technology company based in Tampa, Florida. Mr. Dolan is also a member of Yseek's board. Mr. Dolan is a 1983 graduate of the Wayne State University College of Law and a 1977 honors graduate of Michigan State University.

       Mr. John L. Petersen is a principal stockholder of our company and has served as general counsel and a member of our board of directors since inception. It is anticipated that Mr. Petersen will continue to serve as an officer and director of our company until we complete a business combination. Mr. Petersen is not a full-time employee of our company and is not required to devote any specific amount of time to our business.

       Mr. Petersen has been principally engaged in the practice of law for 22 years and has been a resident of Barbereche, Switzerland since January 1998. He is a member of the Texas Bar Association and practices in the areas of securities and corporate law where he focuses on the needs of entrepreneurial companies. Since April 1999, Mr. Petersen has been a partner in the law firm of Petersen & Fefer, Barbereche, Switzerland. From January 1995 to April 1999, he was a self-employed solo practitioner in Houston, Texas and Barbereche, Switzerland. Mr. Petersen is a 1976 graduate of the College of Business Administration at Arizona State University and a 1979 graduate of the Notre Dame Law School. Mr. Petersen was admitted to the State Bar of Texas in May 1980 and received his license to practice as a Certified Public Accountant in March 1981.

       In February of 2003, Mr. Petersen became the chief financial officer and a member of the board of directors of Tamboril Cigar Company, an inactive public company that is attempting to restructure its affairs and intends to pursue an acquisition strategy as a public shell. Mr. Petersen is not an officer, director or principal stockholder of any other company with a class of securities registered under section 12 of the Exchange Act or subject to the requirements of section 15(d) thereof.

       Ms. Rachel A. Fefer is a principal stockholder of our company and has served as secretary/treasurer and a member of our board of directors since inception. It is anticipated that Ms. Fefer will continue to serve as a director until we complete a business combination. Ms. Fefer has been a resident of Barbereche, Switzerland since April 1999 and is not a full-time employee of our company. Ms. Fefer is not required to devote any specific amount of time to our business. Ms. Fefer has been actively engaged in the practice of law for 12 years. She is a member of the Texas Bar Association and specializes in corporate law and commercial litigation. Ms. Fefer has been a partner in the law firm of Petersen & Fefer since April 1999. From September 1997 to April 1999, Ms. Fefer was the sole employee of Rachel A. Fefer, PC, Houston, Texas. Previously, she worked for 9 years as an associate in the law firm of Fouts & Moore, LLP, Houston, Texas. Ms. Fefer is a 1988 Graduate of the University of Texas Law School and a 1985 graduate (magna cum laude) of the School of Computer Science at the University of North Texas.

       John L. Petersen and Rachel A. Fefer are husband and wife.

Board Structure

       Our certificate of incorporation provides that the board of directors may fix the number of directors by resolution. Our current board consists of three members. All of our current directors were elected in connection with the organization of our company. The terms of our current directors will expire on the date of our next annual meeting of stockholders, which is scheduled for June 11, 2003. Until we effect a business combination, our current board members will have sufficient voting power to re-elect themselves as directors without the approval or consent of the other stockholders.

Corporate Governance

       We do not currently comply with all of the corporate governance standards that would be required if our shares were listed on Nasdaq or the proposed BBX. In particular, we do not have any independent directors, we have not created an audit committee to review related party transactions and we do not intend to require formal stockholder approval of a proposed business combination transaction.

       In connection with the negotiation of a business combination, we will endeavor to negotiate corporate governance requirements that comply with the applicable listing requirements of the proposed BBX and Nasdaq. Nevertheless, the implementation of corporate governance standards is a matter that will fall within the exclusive authority of successor management and there can be no assurance that any terms we are able to negotiate will be properly implemented. If successor management fails to implement appropriate corporate governance standards, the combined companies' shares will not qualify for a listing on the proposed BBX or Nasdaq.

Potential Conflicts of Interest

       Ms. Fonner is a principal stockholder, officer and director of two other public shells and Mr. Petersen is a principal stockholder, officer and director of one of those companies. While the other shells are not expected to be directly competitive with our company, these activities give rise to a variety of potential conflicts of interest. The potential conflicts of interest include, but are not limited to the following:

o Our officers have fiduciary obligations to multiple entities that are pursuing similar business strategies and they may be obligated to present a single opportunity to more than one entity.

o Our officers are actively involved in other business pursuits and will face conflicts of interest in allocating their time between our affairs and their other business interests.

o Our officers are not full-time employees of our company and they are not required to devote any specific amount of time to our business.

o Each of our officers is also an owner of founders' shares that will be offered for sale to third parties in connection with a business combination. Therefore, it is likely that:

o A business combination will result in a series of related transactions where our company receives property for the acquisition shares but our officers receive cash for their founders' shares; and

o Our officers may face a significant conflict of interest if the owners of two similarly situated targets offer different prices for the founders' shares, or if the owners of a relatively weak target are willing to pay a higher price for the founders' shares than the owners of a stronger target.

       We do not have an audit committee to review related party transactions and we cannot assure you that any of the potential conflicts mentioned above would be resolved in our favor.

       In general, officers and directors of a Delaware corporation are obligated to act in a manner that is in, or not opposed to, the best interests of the stockholders. In particular, under the Delaware corporate opportunity doctrine, officers and directors are required to bring business opportunities to the attention of a corporation if:

o      The corporation could financially undertake the opportunity;

o      The opportunity is within the corporation's line of business; and

o It would be unfair to the corporation and the stockholders if the officers and directors failed to bring the opportunity to the attention of the corporation.

       To minimize potential conflicts of interest arising from multiple corporate affiliations that involve similar business strategies, our officers intend to provide information on all entities under their control to the representatives of a potential target and then leave the due diligence and selection process to the potential target and its advisors.

ITEM 11 -- EXECUTIVE COMPENSATION

     In December 2001, Mr. Dolan, Mr. Petersen and Ms. Fefer each transferred 125,000 shares of our common stock to Ms. Fonner as compensation for services she rendered to us during the year ended December 31, 2001. Since June 2003, Ms. Fonner has received an overhead allowance of $1,000 per month. With the exception of Ms. Fonner's overhead allowance, no cash compensation was awarded to, earned by or paid to any of our officers or directors during the three years ended December 31, 2002. The following table summarizes the foregoing.



       Name and principal position             Year        Salary        Bonus        All other compensation

Sally A. Fonner, president                     2002                                         $7,000 (1)
                                               2001          --           --                $11,250 (2)
                                               2000          --           --                    --

(1)   Ms. Fonner will continue to receive a cash overhead allowance of $1,000 per month until we close a business combination or liquidate our company.
(2)   Represents the contract value of 375,000 shares of our common stock that were transferred to Ms. Fonner by Mr. Dolan, Mr.
      Petersen and Ms. Fefer in December 2001.


       Each of our officers will be reimbursed for the out-of-pocket expenses they incur on our behalf. There is no limit on the amount of allowable expense reimbursements and there will be no review of the reasonableness of such expenses by anyone other than our board of directors.

       Each of our officers will offer to resell a portion of their founders' shares in connection with a business combination.

       Except for Ms. Fonner's cash overhead allowance, the expense reimbursements and the potential profit from the resale of founders' shares, no compensation will be awarded to, earned by or paid to any officer until we complete a reconfirmation offering. Our officers and their respective affiliates may not receive any direct or indirect compensation from a target, or any officer, director, affiliate or associate of a target in connection with a business combination. A detailed accounting of all overhead allowances, expense reimbursements and other related party transactions will be included in the prospectus for our reconfirmation offering.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

       The following table contains information on the ownership of our shares at December 31, 2002. The table also presents pro forma information that gives immediate effect to the issuance of 12,600,000 acquisition shares and the resale of 1,600,000 founders' shares in connection with a business combination. All persons named in the table have sole voting and investment power with respect to the shares owned by them. The table identifies:

o      Each of our officers, directors and 5% stockholders; and

o      All our officers and directors as a group.

      Name and Address                              December 31, 2002 (1)              After Combination (2)
                                                    ---------------------              ---------------------
     of Beneficial Owner                          Shares           Percent           Shares            Percent
Sally A. Fonner (3)                                499,500           20.81%           100,000            0.67%
Mark R. Dolan (4)                                  499,000           20.79%           100,000            0.67%
John L. Petersen (5)(6)                            998,500           41.60%           200,000            1.33%
Rachel A. Fefer (5)(6)                             998,500           41.60%           200,000            1.33%
All officers and directors
as a group (four persons)                        1,997,000           83.21%           400,000            2.67%


(1) Reflects the distribution of 403,000 shares to donees but does not give effect to the conditional stock purchase rights of certain advisors who may purchase up to 80,000 founders' shares at a price of $0.25 per share.
(2) Assumes that all 1,600,000 founders' shares will ultimately be sold to unaffiliated third parties. (3) 1268 Bayshore Boulevard., Dunedin, Florida 34698. (4) 112 East Street, Suite B, Tampa, Florida 33602.
(5)   Chateau de Barbereche, Switzerland 1783 Barbereche.
(6) Mr. Petersen and Ms. Fefer are husband and wife and each may be deemed to be the beneficial owner of any shares held by the other. Mr. Petersen and Ms. Fefer have sole investment power and sole voting power over the shares registered in their name and each disclaims beneficial ownership of shares held by the other.

       Each of our officers is a "promoter" of our company as that term is defined in Rule 12b-2 of the General Rules of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In connection with the organization of our company, Mr. Dolan, Mr. Petersen and Ms. Fefer each purchased 500,000 shares of common stock for cash at a price of $0.03 per share. Concurrently, they engaged Capston Network Company, a corporation owned by Ms. Fonner, to administer our day-to-day business affairs and provide office facilities and administrative services. A tri-lateral administration agreement between our company, our founding stockholders and Capston provided that each of our founding stockholders would pay Capston a portion of any cash proceeds received from the resale of their founders' shares.

       In December 2001, we renegotiated Ms. Fonner's employment agreement and terminated the agreement with Capston. Concurrently, Mr. Dolan, Mr. Petersen and Ms. Fefer each transferred 125,000 shares of our common stock to Ms. Fonner. Since Capston and Ms. Fonner had a fixed and determinable economic interest in the founders' shares that was expected to exceed 25% of the sale proceeds, the transferred shares were valued at $0.03 per share for accounting purposes. We recognized $3,000 in non-cash general and administrative expense and $8,250 in non-cash deferred offering costs for the year ended December 31, 2001.

       Immediately after the transfer of the founders' shares to Ms. Fonner, we adjusted our capitalization by implementing three share for five stock dividend that increased the number of outstanding shares to 2,400,000, or 600,000 shares for each of our officers.

       John L. Petersen is the author of our registration statement, which was substantially complete and reduced to a tangible medium of expression before our company was incorporated. Accordingly, the law firm of Petersen & Fefer has claimed copyright ownership with respect to our registration statement and prospectus. In addition, the law firm of Petersen & Fefer has filed a preliminary business processes patent application relating to the legal structure of our Rule 419 offering and the associated contracts included in our registration statement.

       Petersen & Fefer has granted our company a non-exclusive, royalty-free license that gives us the right to use their copyright, patent and other intellectual property rights for the purpose preparing our registration statement and certain derivative works, including this prospectus, future amendments to the registration statement, and our subsequent reports under the Exchange Act. The license includes the unrestricted right to reproduce and distribute copies of any of the foregoing documents to the extent required by law or permitted by established practice in the securities industry. All other intellectual property rights are reserved.

       We have not paid Petersen & Fefer in connection for the intellectual property license. Nevertheless, all parties believe that our attempt to implement the underlying business plan developed by Mr. Petersen may give rise to substantial indirect value by establishing the validity and proving the utility of a previously unproven legal structure. Petersen & Fefer and our board of directors have determined that the license agreement represents a fair and reasonable exchange of intangible values.

       Between December 1, 2000 (inception) and December 31, 2002, our officers and directors paid or agreed to pay $6,715 in organization costs, $4,250 in operating costs and $145,452 in costs associated with the preparation of our registration statement. A total of $46,701 in offering costs assumed by our officers and directors remained unpaid at December 31, 2002. We are not contingently liable for the unpaid balances or not obligated to reimburse the prior advances. All such payments have been accounted for as additional capital contributions.

       If the founders' shares are sold in connection with a business combination, the selling stockholders intend to pool their cash proceeds, reimburse their respective out of pocket investments and then share the remaining proceeds, if any, on a proportional basis. This settle-up procedure will have no impact on our company.

       All future transactions between us and any of our officers or their respective affiliates will be on terms that we believe are no less favorable than the terms that could have been negotiated with unaffiliated third parties. All related party transactions will require prior approval from a majority of our disinterested directors.

ITEM 14 -- CONTROLS AND PROCEDURES

       As of March 18, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 18, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to March 18, 2003.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 24, 2003   WIN OR LOSE ACQUISITION CORPORATION

                      By                /s/ Sally A. Fonner
                        ---------------------------------------------------
                      Sally Fonner, Chief Executive Officer and Director

                      By               /s/ John L. Petersen
                        ---------------------------------------------------
                      John L. Petersen, Chief Financial Officer and Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I Sally A. Fonner,
  Chief Executive Officer of Win or Lose Acquisition Corporation certify that:

1. I have reviewed this annual report on Form 10-KSB of Win or Lose Acquisition Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Sally A. Fonner
Sally A. Fonner, Chief Executive Officer
March 24, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I John L. Petersen,
   Chief Financial Officer of Win or Lose Acquisition Corporation certify that:

1. I have reviewed this annual report on Form 10-K of Win or Lose Acquisition Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John L. Petersen
John L. Petersen, Chief Financial Officer
March 24, 2003

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Audited Financial Statements:                                        Page

Report of the Independent Auditors                                    F-2

Balance Sheet as of December 31, 2002, 2001 and 2000                  F-3

Statement of Changes in Stockholders' Equity for the years
 ended December 31, 2002 and 2001 and the period from
    December 1, 2000 (inception) through December 31, 2000            F-4

Statement of Operations for the years ended
    December 31, 2002 and 2001 and the period from
    December 1, 2000 (inception) through December 31, 2000            F-5

Statement of Cash Flow for the years ended
    December 31, 2002 and 2001 and the period from
    December 1, 2000 (inception) through December 31, 2000            F-6

Notes to Financial Statements                                         F-7

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
     Win or Lose Acquisition Corporation

       We have audited the accompanying balance sheet of Win or Lose Acquisition Corporation (a Delaware corporation in the development stage) as of December 31, 2002, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001, and the period from inception (December 1, 2000) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Win or Lose Acquisition Corporation as of December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and the period from inception (December 1, 2000) through December 31, 2000, in conformity with generally accepted accounting principles.

Want & Ender CPA PC

By Martin Ender, CPA

New York, New York
March 24, 2003

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                                 BALANCE SHEETS
                     AS OF DECEMBER 31, 2002, 2001 AND 2000




                                                      ASSETS
                                                                                 December 31,
                                                            -------------------------------------------------------
                                                            -------------------------------------------------------
                                                                  2002               2001              2000
                                                            -------------------------------------------------------
Current Assets:
Cash                                                               $ 10,210           $ 38,426          $ 44,000
                                                            -       ---------          ---------         --------
  Total current assets                                                10,210             38,426            44,000
                                                                    ---------          ---------         ---------

Deferred Offering Costs
 Filing fees                                                            2,502              2,502             1,000
 Miscellaneous offering costs                                          62,382             13,250
 Legal fees                                                           109,328             94,597            17,540
                                                                       --------          -------            ------
  Total deferred offering costs                                       174,212             110,349           18,540
                                                                     --------            --------           ------


  Total Assets                                                      $ 184,422           $ 148,775         $ 62,540
                                                                    ==========         ==========          ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                       $   -              $   -          $  4,000
  Due to affiliates                                                     2,837                  -
                                                                       --------            ------           ------

  Total current liabilities                                            2,837                   -             4,000
                                                                      ---------            -------         -------

Long-term Debt
   Total long-term debt                                                     -                   -                -
                                                                  -------------            ---------       --------



  Total Liabilities                                                    2,837                    -            4,000
                                                                    --------------         ----------      ---------

Stockholders' Equity
 Common stock, $0.001 par value, 25,000,000 shares authorized, 1,500,000 shares outstanding at December 31, 2000 and 2,400,000 shares outstanding at December
 31,
 2001 and 2002                                                       $  2,400           $  2,400          $  1,500
 Preferred, $0.001 par value, 5,000,000 shares authorized,
 no shares outstanding                                                      -                  -                 -
 Additional paid in capital                                           206,591            157,662            65,255
 Deficit accumulated during development stage                         (27,407)           (11,287)          (8,215)
                                                                     --------           --------          --------

  Total Stockholder's Equity                                          181,584            148,775            58,540
                                                                      --------           --------          -------

  Total Liabilities and Stockholders' Equity                       $  184,421          $ 148,775          $ 62,540
                                                                    ==========          ==========        ========



   The accompanying notes are an integral part of this Balance Sheet.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                               Deficit
                                                                                             Accumulated
                                                                              Additional      During The
                                                       Common Stock             Paid-In      Development
                                                    Shares       Par Value      Capital         Stage          Total

Issuance of stock to founders for cash            1,500,000      $ 1,500       $ 43,500          $    -      $ 45,000

Direct payment of certain costs by affiliates
    Organization costs paid by affiliates                                       $ 6,715                      $  6,715
     Offering costs paid by affiliates                   -       $ 15,040       $    -                       $ 15,040


Net Income (Loss)
    For the period from December 1, 2000
   (Inception) through December 31, 2000                -        $   -           $  -           $ (8,215)     $  (8,215)
                                                  ---------        --------     --------        ---------     ----------


    BALANCE, December 31, 2000                    1,500,000      $ 1,500         $ 65,255       $  (8,215)     $ 58,540
                                                 -----------    ---------       ----------       -----------    --------

Direct payment of certain costs by affiliates
    Operating costs paid by stock transfer                                        $ 3,000
    Offering costs paid by stock transfer                                         $ 8,250
    Additional offering costs paid by affiliates            -      $  -           $82,057          $    -      $ 93,307


Three share for five stock dividend                     900,000       $  900       $  (900)          $    -     $   -

Net Income (Loss)
     For the year ended December 31, 2001                   -         $  -         $   -          $  (3,072)     $ (3,072)
                                                    ------------         --------      --------   ----------     ---------


    BALANCE, December 31, 2001                       2,400,000      $ 2,400      $ 157,662      $  (11,287)     $148,775
                                                    -----------    ---------    -----------     ------------    --------

Additional cash capital contribution                                               $ 7,574                      $ 7,574

Direct payment of certain costs by affiliates
    Operating costs paid by affiliates                                              $ 1,250
    Additional offering costs paid by
    affiliates                                           -            $  -          $ 40,105        $   -      $ 40,105

    For the year ended December 31, 2002                 -            $  -          $(16,120)       $   -      $(16,120)
                                                 ------------      --------         --------         ----      ----------

    BALANCE, December 31, 2001                       2,400,000      $ 2,400      $ 206,591      $  (27,407)     $180,334
                                                   ===========    =========    ===========    ============    ========



 The accompanying notes are an integral part of this Statement of Changes in Stockholders' Equity.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                                                      December 1, 2000
                                                                 Year Ended December 31,            (Inception) through
                                                            -----------------------------------
                                                            ----------------    ---------------
                                                                 2002                2001            December 31, 2000
                                                                                                   - -----------------
                                                            ----------------    ---------------
Revenue                                                               $   -       $   -                   $   -

Expenses
     Organization Costs
                                                                                      -                          7,215
      General and administrative                                     16,120        3,072                          1,000
                                                             --------------      --------                         -----

         Total Expenses                                              16,120        3,072                          8,215
                                                             --------------      --------                         -----


Net Income (Loss)                                                $ (16,120)     $  (3,072)                    $  (8,215)
                                                                ==========         ==========                 ==========

Net Income (Loss) Per Common Share                                $  (0.01)     $   (0.00)                    $    (0.00)
                                                                 =========        =========                   =========

Number of common shares issued
    and outstanding during period                                2,400,000          2,400,000                 1,500,000
                                                                 ==========        ==========                 =========

Number of common shares used in

    calculation of earnings per share                            2,400,000          2,400,000                 2,400,000
                                                                 ==========        ==========                 =========





                             The accompanying notes are an integral part of this
Statement of Operations.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                             STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                                      December 1, 2000
                                                                 Year Ended December 31,            (Inception) through
                                                            -----------------------------------
                                                            ----------------    ---------------
                                                                 2002                2001            December 31, 2000
                                                                                                    -----------------
                                                            ----------------    ---------------

Cash flows from operating activities
    Net income (loss)                                            $ (16,120)         $  (3,072)                $  (8,215)
        Less operating costs paid by affiliates                   $  1,250           $  3,000                  $  6,715
                                                                ---------          ---------                  --------
        Net cash operating loss                                  $ (14,870)           $   (72)                $  (1,500)
                                                                 ----------         --------                ----------

Change in operating assets and liabilities:
    Increase (decrease) in current liabilities                    $  2,837          $  (4,000)                 $  4,000
                                                                  ---------        ----------                --------
        Net cash provided by (used in) operating activities       $  2,837          $  (4,000)                 $  4,000
                                                                 ---------         ----------                 --------

Cash flows from financing activities
    Proceeds from issuance of common stock                                                                      $ 45,000
    Additional cash capital contribution                           $  7,574
    (Increase) in offering costs incurred by the company         $ (23,758)         $  (1,502)                $  (3,500)
                                                                 ----------         ----------                ----------
        Net cash provided by (used in) financing activities      $ (16,184)         $  (1,502)                 $ 41,500
                                                                 ----------         ----------                --------

Net increase (decrease) in cash                                  $ (28,217)         $  (5,574)                  $ 44,000

Cash balance, beginning of period                                 $ 38,426           $ 44,000                   $   -
                                                                  ---------         ---------                    -----

Cash balance, end of period                                       $ 10,210           $ 38,426                  $ 44,000
                                                                  =========         =========                 ========

Supplemental disclosure of non-cash transactions
involving direct payment of certain costs by affiliates
    Direct payment of operating costs by affiliates               $  1,250           $  3,000                  $  6,715
    Direct payment of offering costs by affiliates                $ 40,105           $ 90,307                  $ 15,040
                                                                  ---------     -    ---------                 --------

        Total non-cash transactions involving direct              $ 41,355           $ 93,307                  $ 21,755
                                                                  =========          =========                 ========
        payments of certain costs by affiliates








 The accompanying notes are an integral part of this Statement of Cash Flows

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


1.     Organization and Operations

       Win or Lose Acquisition Corporation (the "Company") was incorporated in Delaware on December 1, 2000, for the purpose of raising capital through a public offering of securities (the "Proposed Offering), which will be used to effect a merger, acquisition or other business combination transaction (a "Business Combination") with an unidentified privately-held company (a "Target"). Since the Company has not yet identified Target, investors in the Proposed Offering will have virtually no substantive information available for advance consideration of any specific Target. The Company's business strategy may also be referred to as a "blind pool" because neither the management of the Company nor the investors in the Proposed Offering know what the business of the Company will be.

       The Company's business goal is to increase stockholder value by concluding a Business Combination with a suitable Target where the expected market value of the stock of the combined companies will be greater than the offering price of the Company's shares in the Proposed Offering.

       The Company is currently in the development stage. All activity of the Company to date relates to its organization and financing activities.

       The Company has not engaged in any substantive business activities to date and has no specific plans to engage in any particular business in the future. The Company's ability to commence operations is contingent upon completion of the Proposed Offering described in Note 2.

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

       The Company has retained Global Securities Transfer, Inc., Denver, Colorado to act as the transfer agent and registrar for its common stock. The Company's officers have delivered a total of 2,400,000 shares to the transfer agent, together with instructions that authorize the transfer agent to hold such shares in un-certificated form pending completion of the Distribution.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


2. Distribution of Securities (continued)

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

       There is no assurance that the Company will be able to affect a Business Combination. If the Company is unable to close a transaction before December 7, 2003, Rule 419 will require that all gift share transactions be unwound and all certificates for gift shares be returned to the Company's officers. In that event, the Donees will receive nothing.

       At the date of this report, the Company has 810 stockholders, including its four officers and the 806 donees.

3.     Summary of Significant Accounting Policies

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

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


3.     Summary of Significant Accounting Policies (continued)

       Fiscal Year

       The Company's fiscal year begins on January 1 and ends on December 31 of each year. For the period ended December 31, 2000, the Company's Statements of Operations and Cash Flow reflect all transactions that arose between December 1, 2000, the inception date of the Company, and December 31, 2000.

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

       The Company's net income (loss) per common share has been calculated on the basis of 2,400,000 shares issued and outstanding, which gives retroactive effect to a three share for five stock dividend implemented on December 28, 2001. There were no warrants outstanding at either December 31, 2000 or December 31, 2001.

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

4.     Capital Stock

       The Company's Certificate of Incorporation authorizes the issuance of 25,000,000 shares of Common Stock. The Company's Board of Director's has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of Common Stock other than as described in the Proposed Offering; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of Common Stock are issued, dilution to the interests of the Company's stockholders participating in the Proposed Offering will occur.

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

       In December 2000, the Company's original founders purchased 1,500,000 shares of common stock for cash at a price of $0.03 per share. On December 28, 2001, the board of directors implemented a three share for five stock dividend that increased the number of issued and outstanding shares from 1,500,000 to 2,400,000 shares. In connection therewith, additional paid in capital was decreased by $900 and capital stock was increased by $900.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


5.     Organization and Start-up Costs

       During the period ended December 31, 2000, the Company incurred a total of $7,215 in organization costs and $1,000 in audit fees, all of which were accounted for as start-up costs. Of this total, the Company paid $1,500 and the founders of the Company paid or agreed to pay $6,715 from their personal funds. In accordance with FASB Statement of Position 98-5, all organization and start-up costs were charged to expense on a current basis during the period ended December 31, 2000.

6.     Deferred Offering Costs

       Deferred offering costs will be carried as an asset until the Company completes a business combination or abandons its business and liquidates. Upon the occurrence of either event, deferred offering costs will be offset against additional paid-in capital. The cumulative deferred offering costs incurred through December 31, 2002 were $174,212, including:



              Expense Class                             Amount
         Filing fees                                      $  2,502
         Legal fees                                        119,328
         Document preparation and printing                  17,667
         Travel, lodging and publicity                      17,457
         Transfer agent fees                                 2,758
         Website development and support                    14,500
                                                   --------------
             Total deferred offering costs               $ 174,212
                                                         =========

        Of this total, the Company paid $28,760 and the founders of the Company paid or agreed to pay $145,452 from their personal funds.

7.     Non-cash Capital Contributions

       The Company has no obligation to reimburse organization, operating and offering costs paid by its founders. The following table presents summary information on the total organization, operating and offering costs incurred as of December 31, 2002 and allocation of such costs between the Company and its founders:


                                                                Paid by            Paid by           Total costs

                            company founders incurred
          Organization costs                                            500              6,715               7,215

         Operating costs
              Year ended December 31, 2000                            1,000                                  1,000

              Year ended December 31, 2001                               72              3,000               3,072

              Year ended December 21, 2002                           14,870              1,250              16,120
         Offering costs

              Year ended December 31, 2000                            3,500             15,040              18,540

              Year ended December 31, 2001                            1,502             90,307              91,809
                                                                     23,758             40,105              63,863
                                                                   --------------      -------            -------------
              Year ended December 21, 2002


                 Totals                                           $  45,202          $ 156,417           $ 201,619
                                                                   =========         ==========          =========

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


8.     Unpaid Organization and Offering Costs

       The following table summarizes differences between the organization, operating and offering costs that the Company's founders had agreed to pay as of December 31, 2002 and the amounts actually paid prior to that date.

                                            Expense Class              Amount
         Organization costs                                          $  6,715
         Operating costs through December 31, 2002                      4,250
         Offering costs through December 31, 2002                     145,452
         Less: payments made through December 31, 2001                109,716
                                                                      -------
         Unpaid balance at December 31, 2002                         $ 46,701
                                                                     ========

       Subsequent to year-end, the Company's founders paid $15,000 of the outstanding offering cost invoices.

       The Company is not contingently liable for the unpaid balance of the offering costs that its founders have agreed to pay.

9.     Stock-Based Compensation Paid by Affiliates.

       In connection with the renegotiation of Ms. Fonner's employment agreement and the termination of the Administration Agreement, the Company's founders each transferred 125,000 shares to Ms. Fonner. Since Capston and Ms. Fonner had a fixed and determinable economic interest in the founders' shares that was expected to exceed 25% of the total resale proceeds, the transferred shares were valued at $0.03 per share for accounting purposes. The Company recognized $3,000 in general and administrative expense and $8,250 in deferred offering costs for the year ended December 31, 2001 as a result of these transactions.

10.    Incentive Stock Plan

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

       The exercise price of all Incentive Stock Options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant or, in the case of Incentive Stock Options granted to the holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The exercise period for which incentive awards may be granted is ten years from the date of grant (five years in the case of Incentive Stock Options granted to an individual owning more than 10% of the Company's Common Stock). The aggregate fair market value (determined at the date of the grant) of such shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.