Form 10-Q
period 2003-03-31
WIN OR LOSE ACQUISITION CORP
filed 2003-05-14
CIK 1130216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes  [ X ]   No  [   ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Title of Each Class            Outstanding at May 12, 2003

            Common Stock, $0.001 Par Value             2,400,000 Shares

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                       PAGE

ITEM 1   Financial Statements

         Balance Sheets as of March 31, 2003 and 2002                  3

         Statements of Operations for the three-month periods
             ended March 31, 2003 and 2002                             4

         Statements of Cash Flow for the three-month periods
             ended March 31, 2003 and 2002                             5

         Notes to Financial Statements                                 6

ITEM 2   Management's Discussion and Analysis of Results of
             Operations, Financial Condition and Plan of Operations   11

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk   12

ITEM 4   Controls and Procedures                                      12

PART II  OTHER INFORMATION                                            12

         SIGNATURES                                                   13

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                                 BALANCE SHEETS

                                     ASSETS


                                           March 31,             December 31,
                                             2003                    2002

(unaudited) (audited) Current Assets:
 Cash                                      $   5,835               $  10,210
                                             ----------            ---------
  Total current assets                         5,835                  10,210
                                               ------                 ------

Deferred Offering Costs
 Filing fees                                   2,502                   2,502
 Miscellaneous offering costs                 62,659                  62,382
 Legal fees                                  109,328                 109,328
                                            ---------               ---------
  Total deferred offering costs              174,489                 174,212
                                             ---------              ---------

  Total Assets                            $  180,324              $  184,422
                                          ===========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                           $   1,000               $     -
 Due to affiliates                          $   2,837               $   2,837
                                             ----------              ---------
  Total current liabilities                 $   3,837               $   2,837
                                           ----------              ---------

Long-term Debt
  Total long-term debt                      $     -                 $     -
                                          ---------              -------

  Total Liabilities                         $   3,837               $   2,837
                                           ---------- -            ---------

Stockholders' Equity
Common stock, $0.001 par value,
 25,000,000 shares authorized,
1,500,000 shares  outstanding at
 December 31, 2000
and 2,400,000  shares outstanding
at December 31, 2001 and 2002               $   2,400               $   2,400
 Preferred, $0.001 par value,
 5,000,000 shares authorized, no
 shares outstanding                                 -                       -
 Additional paid in capital                 $  206,591              $  206,591
 Deficit accumulated during
development stage                           $  (32,504)             $  (27,407)
                                            -----------             -----------

  Total Stockholder's Equity                $  176,487              $  181,584
                                             -----------             ----------

Total Liabilities and
Stockholders' Equity                        $  180,324              $  184,421
                                             ===========            ==========





                          The accompanying notes are an integral part of this
Balance Sheet.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                            STATEMENTS OF OPERATIONS

                                             Three Months Ended March 31,
                                          ------------------------------------
                                             2003                2002
                                          Unaudited)         (Unaudited)
Revenue                                           $     -             $     -

Expenses
       Organization Costs
       General and administrative              $   5,098           $   1,750
                                               -----------         ---------
             Total Expenses                    $   5,098           $   1,750
                                               -----------         ---------

Net Income (Loss)                             $   (5,098)         $   (1,750)
                                              ============        ===========

Net Income (Loss) Per Common Share             $     -             $     -
                                               ===========         =======

Number of common shares issued
       and outstanding during period            2,400,000           2,400,000
                                                =========           =========

Number of common shares used in
       calculation of earnings per share        2,400,000           2,400,000
                                                =========           =========



                     The accompanying notes are an integral part of this Statement of Operations.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                             STATEMENTS OF CASH FLOW

                                              Three-Months Ended March 31,
                                                2003                2002

(Unaudited) (Unaudited)
Cash flows from operating activities
Net income (loss)                                $   (5,098)         $  (1,750)
Less expenses paid by affiliates                 $     -             $    750
                                                  -----------          --------
Net cash operating loss                          $   (5,098)         $  (1,000)

Change in operating assets and liabilities:
Increase (decrease) in current liabilities        $   1,000           $     -
                                                  -----------         -------
Net cash provided by (used in)
 operating activities                            $   (4,098)         $  (1,000)

Cash flows from financing activities
(Increase) in deferred offering costs
 incurred by the company                          $    (277)          $     -
                                                  -----------         -------
Net cash provided by (used in)
 financing activities                             $    (277)          $     -
                                                  -----------         -------

Net increase (decrease) in cash                  $   (4,375)         $  (1,000)

Cash balance, beginning of period                 $  10,210           $  38,426
                                                  -----------         ---------

Cash balance, end of period                       $   5,835           $  37,426
                                                  ===========         =========

Supplemental disclosure of non-cash transactions involving direct payment of certain costs by affiliates

Proceeds from direct payment of
 organization costs by affiliates                 $     -            $     -
Proceeds from direct payment of
 operating costs by affiliates                    $     -            $    750
Proceeds from direct payment of
 offering costs by affiliates                     $     -            $  14,785
                                                 -----------         ---------
Total non-cash transactions involving
 direct payments by affiliates                   $     -             $  15,535
                                                 ===========         =========


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

3. Summary of Significant Accounting Policies

       Interim Financial Statements

       The financial statements as of and for the three-month periods ended March 31, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

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

5.     Organization and Start-up Costs

       In accordance with FASB Statement of Position 98-5, all organization and start-up costs were charged to expense on a current basis during the period ended December 31, 2000.

6.     Deferred Offering Costs

       Deferred offering costs will be carried as an asset until the Company completes a business combination or abandons its business and liquidates. Upon the occurrence of either event, deferred offering costs will be offset against additional paid-in capital. The cumulative deferred offering costs incurred through March 31, 2003 were $174,489, including:

              Expense Class                         Amount
         Filing fees                                  $  2,502
         Legal fees                                    119,328
         Document preparation and printing              17,667
         Travel, lodging and publicity                  17,734
         Transfer agent fees                             2,758
         Website development and support                14,500
                                               --------------
             Total deferred offering costs           $ 174,489
                                                      =========

        Of this total, the Company paid $29,037 and the founders of the Company paid or agreed to pay $145,452 from their personal funds.

7.     Non-cash Capital Contributions

       The Company has no obligation to reimburse organization, operating and offering costs paid by its founders. The following table presents summary information on the total organization, operating and offering costs incurred as of December 31, 2002 and allocation of such costs between the Company and its founders:

                                                                Paid by            Paid by           Total costs
                                                                company            founders           incurred


         Organization costs                                             500              6,715               7,215
         Operating costs
              Year ended December 31, 2000                            1,000                                  1,000

              Year ended December 31, 2001                               72              3,000               3,072

              Year ended December 21, 2002                           14,870              1,250              16,120

         Offering costs

              Year ended December 31, 2000                            3,500             15,040              18,540

              Year ended December 31, 2001                            1,502             90,307              91,809
                                                                     23,758             40,105              63,863
                                                                   --------             -------            ---------
              Year ended December 21, 2002


                 Totals                                            $ 45,202          $ 156,417           $ 201,619
                                                                   =========         ==========           =========


                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS


8.     Unpaid Organization and Offering Costs

       The following table summarizes differences between the organization, operating and offering costs that the Company's founders had agreed to pay as of March 31, 2003 and the amounts actually paid prior to that date.

                       Expense Class                           Amount
         Organization costs                                   $  6,715
         Operating costs through March 31, 2003                  4,250
         Offering costs through March 31, 2003                 145,452
         Less: payments made through March 31, 2003            129,716
                                                               -------
         Unpaid balance at March 31, 2003                     $ 26,701
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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND PLAN OF OPERATIONS

Results of Operations for the
Three Months Ended March 30, 2003

       During the three months ended March 30, 2003, we had no revenue and paid $5,098 in operating expenses, including

o      $3,000 in cash overhead allowances to our president;

o      $1,000 in audit fees; and

o      $1,098 in transfer agent fees and other out-of-pocket costs.;

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

Financial Condition and Plan of Operations

       At March 31, 2003, we had $5,835 in cash and $4,835 in net working capital.

       We will use our available resources to pay the costs of operating our company, investigating business opportunities, negotiating a business combination and preparing the required post-effective amendment to our registration statement. Our president will receive a cash overhead allowance of $1,000 per month. We will not pay any other compensation to our officers, but we will reimburse any out-of-pocket expenses they incur on our behalf.

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

ITEM 4 -- CONTROLS AND PROCEDURES

       As of May 12, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of May 12, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to May 12, 2003.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              NONE

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              NONE

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

     WIN OR LOSE ACQUISITION CORPORATION


                      /s/ Sally A Fonner
     -----------------------------------------------------
     Sally A. Fonner, President
     Dated: May 12, 2003


                     /s/ John L. Petersen
     -----------------------------------------------------
     John L. Petersen, Chief Accounting Officer
     Dated: May 12, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I Sally A. Fonner, Chief Executive Officer of Win or Lose Acquisition
 Corporation certify that:

1. I have reviewed this report on Form 10-Q of Win or Lose Acquisition Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Sally A. Fonner
Sally A. Fonner, Chief Executive Officer
May 12, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I John L. Petersen, Chief Financial Officer of Win or Lose Acquisition Corporation certify that:

1. I have reviewed this report on Form 10-Q of Win or Lose Acquisition Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John L. Petersen
John L. Petersen, Chief Financial Officer
May 12, 2003