Form 10-Q
period 2003-06-30
WIN OR LOSE ACQUISITION CORP
filed 2003-08-04
CIK 1130216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

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

                  Title of Each Class         Outstanding at August 1, 2003

            Common Stock, $0.001 Par Value          2,400,000 Shares

                                TABLE OF CONTENTS





PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Balance Sheets as of June 30, 2003 and December 31, 2002                                         3


              Statements of Operations for the three- and six-month
                  periods ended June 30, 2003 and 2002                                                         4

              Statements of Cash Flow for the six-month periods
                  ended June 30, 2003 and 2002                                                                 5

              Notes to Financial Statements                                                                    6

ITEM 2        Management's Discussion and Analysis of Results of
                  Operations, Financial Condition and Plan of Operations                                      11

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk                                      12

ITEM 4        Controls and Procedures                                                                         12

PART II       OTHER INFORMATION                                                                               12

              SIGNATURES                                                                                      13


                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                                 BALANCE SHEETS

                                                       ASSETS
                                                                      June 30,                  December 31,
                                                                        2003                        2002
                                                                     (unaudited)
(audited)
Current Assets:
  Cash                                                                         $ 1,085                     $ 10,210
                                                                                ------                     --------
   Total current assets                                                          1,085                       10,210
                                                                                ------                     ---------

Deferred Offering Costs
  Filing fees                                                                     2,502                        2,502
  Miscellaneous offering costs                                                   64,659                       62,382
  Legal fees                                                                    109,328                      109,328
                                                                               --------                      -------
   Total deferred offering costs                                                176,489                      174,212
                                                                                --------                     -------

   Total Assets                                                                $177,574                     $184,422
                                                                               =========                    ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                             $ 1,000                      $   -
  Due to affiliates                                                            $ 3,852                      $ 2,837
                                                                               --------                     -------
   Total current liabilities                                                   $ 4,852                      $ 2,837
                                                                               --------                     -------

Long-term Debt
   Total long-term debt                                                        $   -                        $   -
                                                                               --------                     -----

   Total Liabilities                                                           $ 4,852                      $ 2,837
                                                                               --------                     -------

Stockholders' Equity
  Common stock, $0.001 par value, 25,000,000 shares authorized, 2,400,000 shares outstanding at June 30, 2003
  and 2002                                                                      $ 2,400                      $ 2,400
  Preferred Stock, $0.001 par value, 5,000,000 shares
  authorized, no shares outstanding                                                   -                            -
  Additional paid in capital                                                   $206,591                     $206,591
  Deficit accumulated during development stage                                 $(36,269)                    $(27,407)
                                                                               ---------                   ---------

   Total Stockholder's Equity                                                  $172,722                    $181,584
                                                                               ---------                    --------

   Total Liabilities and Stockholders' Equity                                  $177,574                     $184,421
                                                                               =========                     ========






    The accompanying notes are an integral part of this Balance Sheet.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                            STATEMENTS OF OPERATIONS


                                             Three Months Ended June 30,              Six Months Ended June 30,
                                      ------------------------------------------  -----------------------------------
                                              2003                 2002                 2003              2002
                                          (Unaudited)          (Unaudited)           (Unaudited)      (Unaudited)
Revenue                                         $     -              $     -               $   -            $   -

Expenses
     Organization Costs
    General and administrative                  $   3,765            $   1,500             $ 8,863          $ 3,250
                                                 ----------          ----------           --------        -------
        Total Expenses                          $   3,765            $   1,500             $ 8,863          $ 3,250
                                                 ----------          ----------   -       --------        -------

Net(Loss)                                      $   (3,765)          $   (1,500)           $ (8,863)        $ (3,250)
                                                ===========          ===========           =========       =========

Net (Loss) Per Common Share                    $     -              $     -               $   -            $   -
                                                ==========           ==========            ========         =====

Number of common shares issued
    and outstanding during period                2,400,000            2,400,000           2,400,000        2,400,000
                                                 =========            =========           =========        =========

Number of common shares used in
    calculation of net loss per share            2,400,000            2,400,000           2,400,000        2,400,000
                                                 =========            =========           =========        =========





  The accompanying notes are an integral part of this
              Statement of Operations.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                             STATEMENTS OF CASH FLOW

                                                                                    Six-Months Ended June 30,
                                                                                        2003              2002
                                                                                     (Unaudited)      (Unaudited)
Cash flows from operating activities
Net income (loss)                                                                         $ (8,863)        $ (3,250)
Less expenses paid by affiliates                                                          $    -             $  750
                                                                                          ---------          ------
Net cash operating loss                                                                   $ (8,863)        $ (2,500)

Change in operating assets and liabilities:
Increase (decrease) in current liabilities                                                $ 2,015          $   -
                                                                                           --------         -----
Net cash provided by (used in)
 operating activities                                                                     $(6,848)         $(2,500)

Cash flows from financing activities
Proceeds from issuance of common stock
Additional capital contribution                                                                            $    -
(Increase) in deferred offering costs
 incurred by the company                                                                  $ (2,277)        $    -
                                                                                          ---------         -----
Net cash provided by (used in)
 financing activities                                                                     $ (2,277)        $   -
                                                                                          ---------          -----

Net increase (decrease) in cash                                                           $ (9,125)        $ (2,500)

Cash balance, beginning of period                                                         $ 10,210         $ 38,426
                                                                                           ---------        --------

Cash balance, end of period                                                               $ 1,085          $ 35,926
                                                                                           ========        ========

Supplemental disclosure of non-cash transactions involving direct payment of certain costs by affiliates

Proceeds from direct payment of
 operating costs by affiliates                                                             $   -           $ 1,250
Proceeds from direct payment of
 offering costs by affiliates                                                              $   -           $ 39,106
                                                                                           --------        --------
Total non-cash transactions involving
 direct payments by affiliates                                                             $   -           $ 40,356
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

3.     Summary of Significant Accounting Policies

       Interim Financial Statements

       The financial statements as of and for the three-and six-month periods ended June 30, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

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

       The Company's net income (loss) per common share has been calculated on the basis of 2,400,000 shares issued and outstanding, which gives retroactive effect to a three share for five stock dividend implemented on December 28, 2001. There were no warrants outstanding at either June 30, 2003 or 2002.

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

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS


4.     Capital Stock (continued)

       In December 2000, the Company's founders purchased 1,500,000 shares of common stock for cash at a price of $0.03 per share. On December 28, 2001, the board of directors implemented a three share for five stock dividend that increased the number of issued and outstanding shares from 1,500,000 to 2,400,000 shares.

5.     Organization and Start-up Costs

       In accordance with FASB Statement of Position 98-5, all organization and start-up costs were charged to expense on a current basis during the period ended December 31, 2000.

6.     Deferred Offering Costs

       Deferred offering costs will be carried as an asset until the Company completes a business combination or liquidates. Upon the occurrence of either event, deferred offering costs will be offset against additional paid-in capital. The cumulative deferred offering costs incurred through June 30, 2003 were $176,489, including:

              Expense Class                                 Amount
         Filing fees                                          $  2,502
         Legal fees                                            119,328
         Document preparation and printing                      17,667
         Travel, lodging and publicity                          19,734
         Transfer agent fees                                     2,758
         Website development and support                        14,500
                                                        --------------
             Total deferred offering costs                   $ 176,489
                                                             =========

        Of this total, the Company paid $31,037 and the founders of the Company paid or agreed to pay $145,452 from their personal funds.

7.     Non-cash Capital Contributions

       The following table presents summary information on the total organization, operating and offering costs incurred as of December 31, 2002 and allocation of such costs between the Company and its founders:

                                                                    Paid by            Paid by           Total costs
                                                                    company            founders            incurred
         Organization costs                                             500              6,715               7,215

         Operating costs
              Year ended December 31, 2000                            1,000                                  1,000

              Year ended December 31, 2001                               72              3,000               3,072

              Year ended December 21, 2002                           14,870              1,250              16,120
              Six-months ended June 30, 2003                          8,863                                  8,863
         Offering costs

              Year ended December 31, 2000                            3,500             15,040              18,540

              Year ended December 31, 2001                            1,502             90,307              91,809

              Year ended December 21, 2002                           23,758             40,105              63,863
                                                                                                             2,277
              Six-months ended June 30, 2003                          2,277                 -
                                                                     ------             ------              ------

                 Totals                                            $ 56,342          $ 156,417           $ 212,759
                                                                   =========         ==========          =========



                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS


8.     Unpaid Organization and Offering Costs

       The following table summarizes differences between the organization, operating and offering costs that the Company's founders had agreed to pay as of June 30, 2003 and the amounts actually paid prior to that date.

                            Expense Class                    Amount

         Organization costs                                    $  6,715
         Operating costs through June 30, 2003                    4,250
         Offering costs through June 30, 2003                   145,452
         Less: payments made through June 30, 2003              134,716
                                                                -------
         Unpaid balance at June 30, 2003                       $ 21,701
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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND PLAN OF OPERATIONS

Results of Operations for the
Three Months Ended March 30, 2003

       During the six months ended June 30, 2003, we had no revenue and paid $8,863 in operating expenses, including

o      $5,000 in cash overhead allowances to our president;

o      $1,000 in audit fees; and

o      $2,863 in transfer agent fees and other out-of-pocket costs.

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

Financial Condition and Plan of Operations

       At June 30, 2003, we had $1,085 in cash and a working capital deficit of $3,767. While our entire working capital deficit is attributable to amounts owed to affiliates, our available financial resources are not sufficient to pay our anticipated operating expenses. Simply stated, we are running out of money and time.

       The SEC's integration and general solicitation doctrines will preclude private placement transactions until we close a business combination. Therefore, we cannot obtain funds by selling additional securities. Moreover,. Rule 419 will require us to unwind the gift share distribution and cancel the advisors' stock purchase rights if we fail to complete a business combination before December 7, 2003.

       After evaluating the time required to prepare, file and obtain an order of effectiveness for a post-effective amendment and conduct a reconfirmation offering, the board of directors has decided to liquidate our Company if we are unable to identify a target and file a post-effective amendment before the end of September. We have not yet identified a target and there is no assurance that we will be able to do so before the deadline selected by the board of directors. If our company requires additional cash resources during the period between the date of this report and the end of September, our founders will advance the necessary funds. Such advances will be in the form of stockholder loans that bear interest at reasonable commercial rates.

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

ITEM 4 -- CONTROLS AND PROCEDURES

       As of August 1, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 1, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to August 1, 2003.

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

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS

31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2 Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)    REPORTS ON FORM 8-K

                      NONE

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WIN OR LOSE ACQUISITION CORPORATION


                                          /s/ Sally A Fonner
                         Sally A. Fonner, President
                         Dated: August 4, 2003


                                         /s/ John L. Petersen
                         -----------------------------------------------------
                         John L. Petersen, Chief Accounting Officer
                         Dated: August 4, 2003