Form 10-Q
period 2003-09-30
WIN OR LOSE ACQUISITION CORP
filed 2004-01-15
CIK 1130216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  [X]     No  [   ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Title of Each Class                      Outstanding at January 15, 2004

 Common Stock, $0.001 Par Value                  2,400,000 Shares

                                TABLE OF CONTENTS




PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Balance Sheets as of September 30, 2002 and 2003                                                 3

              Statements of Operations for the three- and nine-month periods
                  ended September 30, 2002 and 2003                                                            4

              Statements of Cash Flow for the nine-month periods
                  ended September 30, 2002 and 2003                                                            5

              Notes to Financial Statements                                                                    6

ITEM 2        Management's Discussion and Analysis of Results of
                  Operations, Financial Condition and Plan of Operations                                      11

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk                                      11

PART II       OTHER INFORMATION                                                                               12

              SIGNATURES                                                                                      13

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                                 BALANCE SHEETS

                                                         ASSETS
                                                                            September 30,                  December 31,
                                                                                 2003                           2002



                                                                                 (unaudited)                    (audited)
Current Assets:

  Cash                                                                           $   1,085                      $ 10,210
                                                                                     -----                        ------
   Total current assets                                                              1,085                        10,210
                                                                                     ------                       ------

Deferred Offering Costs
  Filing fees                                                                         2,502                         2,502
  Miscellaneous offering costs                                                       64,659                        62,382
  Legal fees                                                                        109,328                       109,328
                                                                                   --------                       -------
   Total deferred offering costs                                                   176,489                        174,212
                                                                                   --------                       -------

   Total Assets                                                                 $  177,574                      $184,422
                                                                                ===========                     ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                               $   2,500                       $     -
  Due to affiliates                                                              $   6,852                       $ 2,837
                                                                                 ----------                      -------
   Total current liabilities                                                     $   9,352                       $ 2,837
                                                                                 ----------                      -------

Long-term Debt
   Total long-term debt                                                          $    -                          $     -
                                                                                 ---------                        -----

   Total Liabilities                                                             $   9,352                       $ 2,837
                                                                                 ----------                      -------

Stockholders' Equity
  Common stock, $0.001 par value, 25,000,000 shares authorized, 2,400,000 shares outstanding at September 30,
  2003 and 2002                                                                   $   2,400                       $ 2,400
  Preferred Stock, $0.001 par value, 5,000,000 shares
  authorized, no shares outstanding                                                       -                             -
  Additional paid in capital                                                     $  206,591                      $206,591
  Deficit accumulated during development stage                                  $  (40,769)                     $(27,407)
                                                              -                 -----------  -                  ---------

   Total Stockholder's Equity                                                   $  168,222                      $181,584
                                                              -                 -----------  -                  --------

   Total Liabilities and Stockholders' Equity                                   $  177,574                      $184,421
                                                              =                 ===========  =                  ========


 The accompanying notes are an integral part of this Balance Sheet.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                            STATEMENTS OF OPERATIONS

                                            Three Months Ended September 30,          Nine-Months Ended September 30,
                                        ----------------------------------------- ----------------------------------------
                                               2003                 2002                   2003                2002
                                            (Unaudited)          (Unaudited)            (Unaudited)         (Unaudited)


Revenue                                         $     -              $     -                   $    -           $   -

Expenses
    Organization Costs                          $     -              $     -                   $    -           $   -

    General and administrative                  $   3,750            $   6,500                $  13,363         $ 9,750
                                                ----------           ----------               ----------       -------
        Total Expenses                          $   3,750            $   6,500                $  13,363         $ 9,750
                                                 ----------           ----------              ----------       -------

Net(Loss)                                       $   (3,750)          $   (6,500)              $  (13,363)       $ (9,750)
                                                ===========          ===========              ===========       =========

Net (Loss) Per Common Share                     $     -              $     -                   $    -           $   -
                                                 ===========          ==========                =========       =========

Number of common shares issued
    and outstanding during period                 2,400,000            2,400,000                2,400,000       2,400,000
                                                  =========            =========                =========       =========

Number of common shares used in

    calculation of net loss per share             2,400,000            2,400,000                2,400,000       2,400,000
                                                  =========            =========                =========       =========






























                             The accompanying notes are an integral part of this
Statement of Operations.

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                             STATEMENTS OF CASH FLOW

                                               Nine-Months Ended September 30,
                                                     2003               2002
                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities
Net income (loss)                                $  (13,363)         $ (9,750)
Less expenses paid by affiliates                   $    -              $  750
                                                   --------- -         ------
Net cash operating loss                          $  (13,363)         $ (9,000)

Change in operating assets and liabilities:
Increase (decrease) in current                    $   6,515           $   -
                                                  ----------          -----
liabilities

Net cash provided by (used in)
 operating activities                             $  (6,848)         $ (9,000)

Cash flows from financing activities
(Increase) in deferred offering costs
 incurred by the company                          $  (2,277)          $   -
                                                  ---------- -        -----
Net cash provided by (used in)
 financing activities                             $  (2,277)          $   -
                                                  ---------- -        -----

Net increase (decrease) in cash                   $  (9,125)         $ (9,000)

Cash balance, beginning of period                 $  10,210          $ 38,426
                                                  ---------- -       --------

Cash balance, end of period                       $   1,085          $ 29,426
                                                  ========== =       ========

Supplemental disclosure of non-cash
transactions involving direct payment
of certain costs by affiliates

Proceeds from direct payment of
 operating costs by affiliates                    $    -             $ 1,250
Proceeds from direct payment of
 offering costs by affiliates                     $    -             $ 39,106
                                                  ---------         --------
Total non-cash transactions involving
 direct payments by affiliates                    $    -            $ 40,356
                                                   =========        ========





The accompanying notes are an integral part of this Statement of Cash Flow

                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS


1.     Organization and Operations

       Win or Lose Acquisition Corporation (the "Company") was incorporated in Delaware on December 1, 2000, for the purpose of raising capital through a public offering of securities (the "Offering), which will be used to effect a merger, acquisition or other business combination transaction (a "Business Combination") with an unidentified privately-held company (a "Target"). Since the Company has not yet identified Target, investors in the Offering will have virtually no substantive information available for advance consideration of any specific Target. The Company's business strategy may also be referred to as a "blind pool" because neither the management of the Company nor the investors in the Offering know what the business of the Company will be.

       The Company's business goal is to increase stockholder value by concluding a Business Combination with a suitable Target where the expected market value of the stock of the combined companies will be greater than the offering price of the Company's shares in the Offering.

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

       The Distribution is subject to and was conducted in compliance with Rule 419, which was adopted to strengthen the regulation of securities offered by "blank check" companies. Rule 419 defines a blank check company as a development stage company (a) that has no specific business plan or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company and (b) is proposing to issue a "penny stock." For purposes of Rule 419, penny stocks include all shares that have a price of less than $5 per share and are not listed on Nasdaq or a stock exchange.

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

       At September 30, 2003, the Company had 810 stockholders, including its four officers and 806 donees.

3.     Summary of Significant Accounting Policies

       Interim Financial Statements

       The financial statements as of and for the three- and nine-month periods ended September 30, 2002 and 2003 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

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

       The Company's net income (loss) per common share has been calculated on the basis of 2,400,000 shares issued and outstanding, which gives retroactive effect to a three share for five stock dividend implemented on December 28, 2001. There were no warrants outstanding at either September 30, 2003 or 2002.

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

6.     Deferred Offering Costs

       Deferred offering costs will be carried as an asset until the Company completes a business combination or liquidates. Upon the occurrence of either event, deferred offering costs will be offset against additional paid-in capital. The cumulative deferred offering costs incurred through September 30, 2003 were $176,489, including:

              Expense Class                                Amount
         Filing fees                                     $  2,502
         Legal fees                                       119,328
         Document preparation and printing                 17,667
         Travel, lodging and publicity                     19,734
         Transfer agent fees                                2,758
         Website development and support                   14,500
                                                     ------------
             Total deferred offering costs              $ 176,489
                                                        =========

        Of this total, the Company paid $31,037 and the founders of the Company paid or agreed to pay $145,452 from their personal funds.

7.     Non-cash Capital Contributions

       The following table presents summary information on the total organization, operating and offering costs incurred as of September 30, 2003 and allocation of such costs between the Company and its founders:



                                                  Paid by                Paid by           Total costs
                                                  company               founders            incurred

Organization costs                                         500                  6,715               7,215
Operating costs
     Year ended December 31, 2000                        1,000                                      1,000
     Year ended December 31, 2001                           72                  3,000               3,072
     Year ended December 21, 2002                       14,870                  1,250              16,120
     Nine-months ended September 30, 2003               13,363                                     13,363
Offering costs
     Year ended December 31, 2000                        3,500                 15,040              18,540
     Year ended December 31, 2001                        1,502                 90,307              91,809
     Year ended December 21, 2002                       23,758                 40,105              63,863

     Nine-months ended September 30, 2003                2,277                    -                 2,277
                                                         -----                   ---                -----
         Totals                                        $60,842                $156,417            $217,259
                                                       ========               =========           ========


                       WIN OR LOSE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                          NOTES TO FINANCIAL STATEMENTS


8.     Unpaid Organization and Offering Costs

       The following table summarizes differences between the organization, operating and offering costs that the Company's founders had agreed to pay as of September 30, 2003 and the amounts actually paid prior to that date.

                            Expense Class             Amount
         Organization costs                             $  6,715
         Operating costs through June 30, 2003             4,250
         Offering costs through June 30, 2003            145,452
         Less: payments made through June 30, 2003       134,716
                                                         -------
         Unpaid balance at September 30, 2003           $ 21,701
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

Results of Operations for the
Nine Months Ended September 30, 2003

       During the nine months ended September 30, 2003, we had no revenue and paid $13,363 in operating expenses, including

o      $9,000 in overhead allowances to our president;

o      $1,000 in audit fees; and

o      $3,363 in transfer agent fees and other out-of-pocket costs.

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

       Financial Condition and Plan of Operations

       At September 30, 2003, we had $1,085 in cash and a working capital deficit of $8,267. While our entire working capital deficit is principally attributable to amounts owed to affiliates, our available financial resources are not sufficient to pay our anticipated operating expenses. Simply stated, we are running out of money and time.

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

ITEM 4 -- CONTROLS AND PROCEDURES

       As of January 15, 2004, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of January 15, 2004. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to January 15, 2004.

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

   WIN OR LOSE ACQUISITION CORPORATION


                      /s/ Sally A Fonner
     Sally A. Fonner, President
     Dated: January 15, 2004


                     /s/ John L. Petersen
     -----------------------------------------------------
     John L. Petersen, Chief Accounting Officer
     Dated: January 15, 2004