Form 10-K
period 2003-12-31
WIN OR LOSE ACQUISITION CORP
filed 2004-03-29
CIK 1130216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2003

OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________________ to _________________.

                                                                                                                                                      Commission file number 000-32783

WIN OR LOSE ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	59-3685745
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1268 Bayshore Boulevard
Dunedin, Florida	34698
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code	(727) 734-7346

Securities Registered pursuant to Section 12(g) of the Act
Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.     N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 29, 2003
Common Stock, $0.001 Par Value	2,400,000 Shares

No documents are incorporated by reference in this Form 10-K.

Page 1

TABLE OF CONTENTS

PART I

ITEM 1	Business	3

ITEM 2	Properties	16

ITEM 3	Legal Proceedings	16

ITEM 4	Submission of Matters to a Vote Of Security Holders	16

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	37

	Signatures	38

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

“Forward-looking” statements have been included throughout this report on Form 10-K. These statements arise most frequently in connection with our attempt to predict future events. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The important factors listed in the section entitled “Risk Factors,” as well as any cautionary language in this report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of the events described in this Report could have an adverse effect on our business or financial condition. You should also be aware that the “forward-looking” statements are subject to a number of risks, assumptions and uncertainties, such as:

  Our goals, our business plan and the availability of suitable targets;
  Our ability to locate a suitable target, conduct an adequate due diligence investigation and negotiate a reasonable business combination;
  Our ability to execute our business plan in compliance with the requirements of Rule 419;
  The potential development of a public trading market for the combined companies’ shares;
  Changes in general business and market conditions and our ability to react to these changes;
  Our status as a blank check company with an evolving and unpredictable business model;
  Our ability to satisfy our future capital requirements and react to business opportunities;
  Complex regulations that apply to us as a blank check company;
  Other factors including those detailed in this report on Form 10-K under the heading “Risk Factors.”

You should not unduly rely on forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the forward-looking statements in this report .

PART I

ITEM 1 — BUSINESS

Introduction

We are a blank check company that was incorporated in Delaware on December 1, 2000, for the purpose of conducting a public distribution of securities and then effecting a merger, acquisition or other business combination transaction with an unidentified private company that wants to be publicly held. We refer to merger and acquisition transactions as “business combinations” and we refer to business combination candidates as “targets.” Our business plan may be described as a “blind pool” because we do not know what the business of our company will be.

The IPO market has been very weak since the spring of 2000 and many proposed IPO’s have been delayed or abandoned. Despite uncertain market conditions, we believe that a substantial number of adequately financed private companies want to become publicly held in order to satisfy the requirements of their early-stage investors or implement other growth strategies. We believe our blank check company structure may present a viable alternative for certain private companies that want to be publicly held, but have been unable to conduct an IPO.

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

Overview of Rule 419

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

History of our company

On December 21, 2000, we filed a Form S-1 registration statement under the Securities Act of 1933 (the “Securities Act”) for an initial public offering of our common stock. We subsequently filed a Form 8-A registration statement to register our common stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our registration statements were ultimately declared effective on June 7, 2002. In its final form, our Form S-1 registration statement under the Securities Act included the following securities:

  400,000 common shares that our officers intended to transfer as gifts to 800 donees selected by them;
  1,600,000 common shares that our officers intended to offer to sell to our advisors, the owners of a target and other participants in a business combination; and
  12,600,000 common shares that our company intended to offer to issue in connection with an acquisition.

Our officers completed the gift share distribution on August 2, 2002. In connection with the distribution, they gave 400,000 gift shares and 3,000 founders’ shares to 806 family members, friends and business acquaintances selected by them. We refer to the gift share recipients as “donees.” Each donee received 500 gift shares and each gift transaction was subject to Rule 419.

In August of 2002, our company and our officers entered into consulting agreements with seven advisors who provided personal services to our company. Under these contracts, we agreed to pay certain cash compensation to the advisors and our officers agreed to grant the advisors a conditional right to purchase a total of 80,000 founders’ shares at a price of $0.25 per share. Each of the transactions with advisors was also subject to Rule 419.

Market conditions were very poor in late 2002 and early 2003. Moreover, our president became ill in early 2003 and she subsequently learned that her condition would require complex surgery and a lengthy recovery. The combination of poor market conditions and unanticipated medical problems negatively impacted our ability to implement our business plan. Since our prior distribution was subject to Rule 419 and we were unable to close an acquisition within 18 months, we unwound the gift share distribution, terminated the agreements with advisors and removed the gift shares, founders’ shares and acquisition shares from registration.

Between December 2000 and December 2003, our officers spent $218,999 to organize our company, register our securities and finance our operations. The expenses included $7,215 in organization costs, $176,479 in offering costs and $35,305 in operating costs. When we unwound our prior distribution was unsuccessful, all accumulated costs were charged to expense. We had $1.085 in cash and $2,250 in current liabilities at December 31, 2003.

At December 31, 2003, our company had 2,400,000 common shares issued and outstanding that were owned by our four officers. There were no outstanding warrants, options or other agreements that entitled any donees, advisors or other third parties to either purchase shares from our company or acquire shares from our officers.

In January 2004, after considering the available options, our officers decided to recapitalize our company and file a second registration statement under the Securities Act for a substantially identical distribution of securities. Our officers contributed $20,000 to our company on January 23, 2004 and an additional $20,000 on March 8, 2004. Our new Form S-1 registration statement was filed on February 20, 2004 and became effective on March 8, 2004. We believe market conditions and our president’s health have improved to a point where we have a reasonable probability of success. However we cannot give you any assurance that our current distribution will have a better outcome than our prior distribution.

X-Clearing Corporation of Denver, Colorado is the transfer agent and registrar for our common stock. All of our issued and outstanding shares are presently held in uncertificated form. Upon completion of the gift share distribution, our officers will instruct the transfer agent to prepare physical certificates for the gift shares that are transferred to donees. Those certificates will then be deposited in a Rule 419 escrow at Wachovia Bank. Any shares that are subsequently reserved for sale to advisors will remain on deposit with the transfer agent in uncertificated form until we conduct our Rule 419 reconfirmation offering and the advisors exercise their stock purchase rights.

Overview of shell transactions

The two most common ways for a private company to “go public” are a traditional IPO, or a business combination with a public shell. Most private companies that decide to go public do so because they need to raise capital. But financing is not the only reason that private companies decide to go public. Other reasons include:

  Increasing total stockholder value by transforming a private company into a public company;
  Creating an “alternative currency” (i.e. publicly traded shares) that can be used for acquisitions;
  Facilitating equity-based compensation for employees and management;
  Providing investment liquidity for investors and minority stockholders; and
  Preparing a foundation for future financing activities.

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

Characteristics of IPO market	Characteristics of business combination market

An IPO usually generates substantial cash proceeds and dilutes the ownership interest of insiders.	Business combinations do not usually generate substantial cash proceeds or dilute ownership.

The IPO market can be “trendy,” and if a company is not in a “hot” industry it can be difficult or impossible to conduct an IPO.	The business combination market is frequently less concerned with current market trends.

Secondary markets develop rapidly, the markets are generally liquid and there is usually a good balance between sellers and buyers.	Secondary markets develop slowly, liquidity is often a problem and there are frequently more sellers than buyers.

The IPO market is very sensitive to current market conditions and deals are frequently aborted or delayed at a relatively late stage in the process.	The business combination market has less sensitivity to current market conditions and deals are less likely to be aborted or delayed in their final stages.

The IPO market has a high degree of visibility and companies that complete an IPO find it relatively easy to develop “institutional” interest in their stock.	The business combination market has relatively low visibility and companies frequently find it difficult to develop “institutional” interest in their stock.

Because of the competition and due diligence associated with the IPO process, companies that complete an IPO are often perceived as more substantial and credible.	Companies that engage in shell transactions are generally viewed with skepticism for an extended period of time.

The generic term “public shell” can be used to describe any existing company that has no substantial business activities, a relatively large stockholder base and outstanding stock that may be lawfully resold by the holders. Within this broad definition, there are substantial variations in the structure, value and overall utility of public shells. The factors that are typically considered when evaluating a public shell include:

Control status	Public shells that can offer a controlling interest to the owners of a target are generally more desirable than shells that cannot implement a change in control.

Regulatory status	Public shells that are registered with the SEC are generally more desirable than shells that will be required to register with the SEC at some future date.

1933 Act registration	Public shells that can issue registered stock in connection with a business combination are generally more desirable than shells that can only issue restricted stock.

Trading status	Public shells that are listed for trading or eligible for immediate listing are generally more desirable than shells that will be required to pursue a listing at a future date.

Available resources	Public shells that have available resources, particularly cash resources, are generally more desirable than shells that have no available resources or material liabilities.

Prior operations	Public shells that have no prior operations are generally more desirable than shells that have prior operations and the potential for contingent liabilities.

Stock distribution
Public shells that have a substantial number of existing stockholders and a relatively even distribution of stock ownership are generally more desirable than shells that have a small number of stockholders, or a few stockholders who control large blocks of stock.

In developing a structure for our blank check company, we have endeavored to maximize our competitive advantages and minimize our competitive disadvantages. Therefore, we believe our company will have a strong competitive position when compared with other available public shells. We can provide you no assurances, however, that potential targets will find our structure more desirable than competitive shells.

Information requirements for targets

We must file a post effective amendment to our registration statement and conduct a reconfirmation offering before we close a business combination. Rule 419(e)(1) requires that the amendment contain:
  The information specified by Form S-1 and the applicable Industry Guides;
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

Selecting a target

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

In evaluating potential targets, our officers will ordinarily consider the following factors, among others:

  The target’s liquidity, financial condition and results of operation;
  The target’s growth potential and future capital requirements;
  The nature, competitive position and market potential of the target’s products, processes or services;
  The relative strengths and weaknesses of the target’s intellectual property protection;
  The education, experience and abilities of the target’s management and key personnel;
  The regulatory environment within the target’s industry; and
  The market performance of the equity securities of similar public companies in the target’s industry.
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

Our registration statement includes 12,600,000 acquisition shares that we may issue in connection with a business combination. It also includes 1,597,000 shares that our founders may resell to our advisors, owners of a target and other participants in the business combination. Within these limits, our officers will have unlimited flexibility to structure a business combination and establish terms for the resale the founders’ shares.

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

Limited ability to evaluate management

We intend to evaluate the management of a potential target when considering the desirability of a business combination. We cannot assure you that our assessment will prove to be correct or that a target’s management will possess the particular skills, qualifications and abilities required to effectively manage a public company.

We may require the target to recruit additional personnel to supplement its current management team. We cannot assure you that a target will have the ability to recruit additional managers, or that any new management team members that are recruited will have the requisite skills, knowledge or experience.

While one or more of our officers may remain involved in the affairs of the combined companies, they are not likely to have executive or board level authority. While our officers have significant experience in a variety of industries, we cannot assure you that our officers will have significant experience or knowledge relating to the operations of a particular target. The prospectus for our reconfirmation offering will include summary information on the identity, education and experience of the officers, directors and key personnel of the target.

Valuation of targets

Our board of directors intends to rely on established metrics that are generally used in the financial community to determine the value of a target and negotiate the terms of a business combination. Our board of directors will ordinarily begin its evaluation of a target using the following objective factors, among others:

  The target’s audited balance sheet;
  The target’s historical and projected sales; and
  The target’s historical and projected results of operations and cash flow.
In most cases, our board of directors will also consider a variety of subjective factors that can have a positive or negative impact on valuation decisions, including:

  Overall conditions in the target’s industry and the target’s competitive position within its industry;
  The relative strengths and weaknesses of the target’s business development plans;
  The market capitalization of similarly situated public companies; and
  The relative strengths and weaknesses of the target, compared with similarly situated public companies.
Based on their analysis, our board of directors will reach a conclusion concerning the fair market value of a target. It will then attempt to negotiate a business combination that maximizes stockholder value. The board of directors may retain independent experts to assist in the evaluation of a target but it is not required to do so.

The valuation of a potential target is an inherently subjective process that is subject to a substantial degree of risk and uncertainty. Our directors are not experts in the evaluation of businesses. We can offer no assurance that our directors will be able to accurately assess the value of a particular target. We can offer no assurance that our directors will be able to negotiate a business combination on terms that are advantageous to our stockholders. If a business combination is concluded, we can give you no assurance that the combined companies’ shares will ever achieve a market price that is in line with the value determined by our board of directors.

Amex listing standards The following table summarizes the quantitative listing standards for companies that want to list their securities on the American Stock Exchange

	Standard 1	Standard 2	Standard 3	Standard 4

Operating history	N/A	2 years	N/A	N/A
Stockholders' equity	$4,000,000	$4,000,000	$4,000,000	N/A
Net income in last year or two of
three most recent years	$750,000	N/A	N/A	N/A
Total Market capitalization	N/A	N/A	$50,000,000	$75,000,000	or
Total Assets				$75,000,000	and
Total Revenue				$75,000,000

Minimum price	$3	$3	N/A	N/A
Market value of public float	$3,000,000	$15,000,000	$15,000,000	$20,000,000

Distribution alternatives	800 public stockholders and 500,000 shares publicly held or
	400 public stockholders and 1 million shares publicly held or
	400 public stockholders, 500,000 shares publicly held and
	average daily trading volume of 2,000 shares for last 6 months

Nasdaq listing standards The following table summarizes the quantitative listing standards for companies that want to list their securities on the Nasdaq Stock Market:

	SmallCap		National Market System

Operating history	1 year	and	N/A	2 years	and	N/A
Stockholders' equity	$5,000,000	or	$15,000,000	$30,000,000		N/A

Net income in last year or two of
three most recent years	$750,000	or	$1,000,000	N/A		N/A

Market capitalization	$50,000,000		N/A	N/A		$75,000,000	or
Total Assets	N/A		N/A	N/A		$75,000,000	and
Total Revenue			N/A	N/A		$75,000,000

Minimum price	$4.00		$5.00	$5.00		$5.00
Market value of float	$5,000,000		$8,000,000	$18,000,000		$20,000,000
Number of stockholders	300		400	400		400
Number of publicly held shares	1,000,000		1,100,000	1,100,000		1,100,000

We will have 810 stockholders when the gift share distribution is completed. This initial number is likely to decline in connection with our reconfirmation offering. We will endeavor to negotiate a business combination with a target that has sufficient operating history, stockholders’ equity and net income to satisfy the applicable Amex or Nasdaq listing standards. If we are successful in negotiating a proposed transaction with a target that believes the combined companies can satisfy the quantitative listing standards for an Amex or Nasdaq listing, the target may ask us to modify our capital structure by implementing a forward or reverse stock split to facilitate their planned listing application. As long as the aggregate percentage interests of the various classes of stockholders remain unchanged, we are likely to comply with such a request. We will not, however, negotiate a business combination on terms that would result in the combined companies having a public float of less than 1,100,000 shares.

There is no assurance that we will be able to negotiate a business combination with a target that has sufficient operating history, stockholders’ equity and net income to satisfy the applicable Amex or Nasdaq listing standards.

Even if the quantitative standards are met, the Amex or Nasdaq may require the combined companies to establish a trading history before considering a listing application. Therefore, the combined companies’ shares will likely have to begin trading on the OTC Bulletin Board, the Pink Sheets or the proposed BBX, and wait to apply for an Amex or Nasdaq listing until all applicable listing standards are met. Under the circumstances, there is no assurance our shares will ever qualify for an Amex or Nasdaq listing.

Structuring a business combination

We believe the most likely business combination structure will involve a “reverse takeover” where we issue acquisition shares in exchange for the assets or outstanding stock of the target. Upon the completion of a reverse takeover, we expect that the former stockholders of the target will likely own a substantial majority interest in the combined companies. Since the ongoing costs and expenses associated with reporting under the Exchange Act can be a significant burden for a small company, we believe that larger established companies are better suited to shell transactions than small entrepreneurial companies. Moreover, a substantial transaction will be required to meet the minimum listing standards for the Amex or Nasdaq.

No right to approve specific terms

We do not intend to provide information to our stockholders regarding our evaluation of potential targets or the progress of negotiations. Our officers will have the necessary executive and equity voting power to unilaterally approve all corporate actions until we close a business combination. As a result, gift share donees will have no effective voice in decisions made by management and will be entirely dependent on management’s judgment in the selection of a target and the negotiation of the specific terms of a business combination.

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

Finders’ fees

If our company or the target agrees to pay cash finders’ fees, the payments will reduce the cash resources of the combined companies. If our company or the target agrees to pay stock-based finders’ fees, the share issuances will reduce the number of shares that would otherwise be available to the owners of a target. Therefore, we believe the target should participate in all decisions respecting the payment of finders’ fees. Accordingly, we will not agree to pay any finder’s fees or similar compensation without the express consent of the target.

We will not pay finders’ fees, commissions or similar compensation to our officers or their respective affiliates. Our company and our officers will not pay any finders’ fees, commissions or similar compensation to persons who are not duly licensed broker-dealers without first obtaining an opinion of legal counsel that registration is not required under the circumstances.

Our reconfirmation offering prospectus will disclose the material terms of any agreements for the direct or indirect payment of finders’ fees, commissions or similar compensation by our company and/or our officers.

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

Facilities and employees

We do not have any office facilities of our own and we do not intend to establish separate office facilities until we complete a business combination. We presently share an office with our president, Sally A. Fonner, who provides the necessary facilities at no cost to our company. We expect this arrangement to continue until we close a business combination and believe that our office sharing arrangement will be adequate for our needs.

We do not have any full-time employees. Our executive officers serve as part-time employees but they will not receive any cash compensation from us and are not required to devote any specific amount of time to our business. We do not intend to hire any full-time employees until we complete a business combination.

Periodic reporting and audited financial statements

We have registered our common stock under the Securities Exchange Act of 1934. Therefore, the combined companies will be required to file annual and quarterly reports, proxy statements and other reports with the SEC. In addition, Rule 419(f)(1) will require the combined companies to furnish stockholders audited financial statements for the first full fiscal year of operations following the consummation of a business combination. Until we complete a business combination, all registration statement amendments, reports and other filings we make with the SEC will be available on our corporate website at www.winorlose.info .

No established market

There has never been a public market for our stock. Even if we complete a business combination, our stock will not qualify for an immediate Amex or Nasdaq listing. At present, the securities of public companies that do not qualify for an Amex or Nasdaq listing are either quoted on the OTC Bulletin Board or published in the Pink Sheets.

The markets for OTC Bulletin Board and Pink Sheet securities are notoriously illiquid and volatile. There is no assurance that an active, stable or sustained market for our shares will ever develop

We have not engaged in discussions or negotiations with potential market makers. We will not approach any market makers until a business combination is completed. We will not take any steps to seek a listing for our shares until the stock certificates are released from the Rule 419 escrow. We do not intend to use consultants or advisors to negotiate with potential market makers or promote an active trading market. Our officers and their respective affiliates will not recommend, encourage or advise donees to open brokerage accounts with any broker-dealer. Donees will have the exclusive authority to make their own decisions regarding whether to hold or sell their gift shares. We will not attempt to influence those decisions.

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

Even if we negotiate and close a business combination, an active, sustained and stable public market for our shares may never develop.

Sally Fonner and John Petersen have previously served as officers and directors of public shells that effected business combinations with privately held companies. In each of these transactions, the combined companies shares have only qualified for quotation on the OTC Bulletin Board, trading has not been active or sustained and the market prices have been volatile. Even if we negotiate and close a business combination, an active, sustained and stable public market for our shares may never develop. Stockholders are encouraged to independently review the available information on these prior transactions.

Our prior distribution was unsuccessful and there is no assurance that this distribution will have a better outcome.

Transactions under Rule 419 are considerably more difficult and complex than other shell transactions. In connection with our prior distribution, we were unable to close a business combination within 18 months and we ultimately unwound the distribution and removed our shares from registration. We cannot give you any assurance that our planned distribution will have a better outcome than our prior distribution.

Donees will be required to retain ownership of at least 100 gift shares for up to six months after we complete a business combination.

Each donee will be required to retain ownership of at least 100 gift shares until the earlier of six months after the completion of a business combination or the listing of the combined companies’ shares on the Amex or Nasdaq. A simple quotation on the OTC Bulletin Board, the Pink Sheets will not satisfy this listing requirement. When the gift shares are released from the Rule 419 escrow, each donee will receive two certificates: one for 100 shares and a second for 400 shares. The certificate for 100 shares will be imprinted with a restrictive legend that describes the applicable limitations on transfer.

We will not be able to obtain additional financing until we complete a business combination.

Our officers have recently contributed $40,000 of additional capital to our company. Our available cash resources may be insufficient to pay our anticipated operating expenses through September 7, 2005. We will not be able to obtain additional financing until we complete a business combination. If we spend our available cash before we close a business combination, we may be forced to unwind our planned gift share distribution and deregister the gift shares, founders’ shares and acquisition shares.

Our prior failure to close an acquisition within 18 months may increase the risk that we will truncate due diligence procedures or liberalize our target selection standards over time.

Our prior distribution was unsuccessful because we failed to close an acquisition within 18-months. When presented with a choice to recapitalize our company or abandon the investment they made in connection with our prior distribution, our officers decided to recapitalize our company and file a new registration statement for a second distribution on substantially identical terms. Our prior failure to close an acquisition within 18 months may increase the risk that we will truncate due diligence procedures or liberalize our target selection standards over time.

Our reconfirmation offering will be a “take it or leave it” proposition.

We must conduct our reconfirmation offering as soon as we negotiate a transaction where the fair value of the target exceeds $2,920,000. If we select a target and make a reconfirmation offering that is not accepted by the requisite percentage of donees, Rule 419 will require us to unwind the gift share distribution and deregister the gift shares, founders’ shares and acquisition shares. Therefore, our reconfirmation offering will be a “take it or leave it” proposition.

Stockholders may not be able to rely on the collective business judgment of others.

Rule 419 does not establish a fixed percentage of donees that must approve our reconfirmation offering. Instead, it only requires that our prospectus disclose the reconfirmation threshold negotiated by the parties. If a proposed transaction provides for a relatively low reconfirmation threshold, you may not be able to rely on the collective business judgment of the other donees. Conversely, if a proposed transaction provides for a relatively high reconfirmation threshold, the other donees may have the power to overrule your individual decision.

We do not intend to comply with the corporate governance standards that would be required under Amex or Nasdaq rules until we complete a business combination.

We do not have any independent directors or an audit committee to review related party transactions. We do not intend to solicit stockholder approval for a business combination. We do not intend to comply with the corporate governance standards that would be required under Amex or Nasdaq rules until we complete a business combination. After the gift share distribution, our officers will own approximately 83% of our stock and they will have both the executive and voting power to approve all corporate actions without your consent.

We expect a business combination to result in a change in control and our officers will not have any power to influence future decisions of the combined companies.

We will issue up to 12,600,000 acquisition shares in connection with a business combination. Therefore we expect a business combination to result in a change in control. After a change in control, the owners of the target will have the right to appoint their own management team and our current officers will not be able to influence future decisions, seek an Amex or Nasdaq listing for our stock or take any other action to promote a public market. There can be no assurance that we will be able to negotiate appropriate after-market support agreements or that any terms we negotiate will be effective. If successor management does not devote sufficient time and resources to developing and promoting a public market, stockholders may be unable to sell their shares at any price.

The personal pecuniary interests of our officers may conflict with their fiduciary duties.

Our registration statement includes 1,597,000 founders’ shares that our officers may resell to our advisors, owners of a target and other participants in the business combination. While our officers will not resell founders’ shares at a price that represents a premium to the comparable per share value received by our company, it is likely that a business combination and the related resale of founders’ shares will result in the transfer of property to our company and the payment of cash to our officers. Therefore, the personal pecuniary interests of our officers may conflict with their fiduciary duties. We will not receive any proceeds from the resale of the founders’ shares.

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

We have registered the bulk of our outstanding shares and all of the shares we plan to issue. If we close a business combination, all shares held by gift share donees, our advisors and other stockholders who are not affiliates of the combined companies will be eligible for immediate resale. If a substantial number of shares are offered for sale at the same time, the market price is likely to decline and such declines may be permanent.

Our regulatory status may make a business combination more complex and expensive.

Our current distribution has been registered on Form S-1. Our decision to use this form may make compliance with the disclosure and reconfirmation requirements of Rule 419 more difficult. All our future SEC filings must comply with the requirements of Regulations S-K and S-X, which can be more complex than their counterparts under Regulation S-B. Therefore, the owners of a potential target may decide that added cost of regulatory compliance will make our company less desirable than a competing public shell.

There has never been a public market for our shares and such a market may never develop.

There has never been a public market for our shares and such a market may never develop. No market makers have expressed any interest in our company and we do not intend to engage in discussions with potential market makers until we have negotiated a business combination. If an active public market for the shares of the combined companies does not develop, you may be unable to resell your shares at any price.

The combined companies’ shares are likely to be subject to the SEC’s penny stock regulations, which may discourage brokers from effecting transactions in those shares.

Under applicable SEC regulations, shares that are issued by a company that has less than $5,000,000 in net tangible assets, have a market price of less than $5 and are not listed on Nasdaq or a stock exchange are classified as “penny stock.” The penny stock regulations impose significant restrictions on brokers who sell penny stock to persons other than established customers and accredited investors. The combined companies’ shares are likely to be subject to the penny stock regulations, which may discourage brokers from effecting transactions in those shares. This would decrease market liquidity, adversely affect market price and make it difficult for you to use the combined companies’ shares as collateral.

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

We believe that an IPO is usually a better alternative than a business combination with a public shell. If you have the ability to conduct an IPO, we encourage you to do so. If you are not in a position to conduct an IPO and you still want to go public, you should be aware that the process of effecting a business combination with a public shell is difficult, expensive and subject to numerous substantial risks that will make it very difficult to develop an active, liquid, stable and sustained trading market for the combined companies’ shares.

Potential targets should not consider a business combination with our company if they need additional capital or will require additional capital within 12 to 18 months.

A business combination with our company will not give potential targets immediate access to the capital markets. You should not consider a business combination with our company if you need additional capital or will require additional capital within 12 to 18 months. Until the combined companies have been active for a sufficient period of time to demonstrate credible operating performance, it will be very difficult, if not impossible, for the combined companies to raise additional capital. You cannot assume that additional capital will ever be available.

Potential targets should expect increased regulatory scrutiny and a high degree of skepticism from the financial community if they enter into a business combination with our company.

Blank check companies have been used as vehicles for fraud and manipulation in the penny stock market. Therefore, potential targets should expect more regulatory scrutiny at the Federal and state level than they might otherwise encounter if they simply filed a registration statement for an IPO. Moreover, the financial community views shell transactions with a high degree of skepticism until the combined companies have been active for a sufficient period of time to demonstrate credible operating performance. Increased regulatory scrutiny may increase compliance costs and market skepticism may make it more difficult to establish and maintain an active, liquid, stable and sustained trading market for the combined companies’ shares.

Potential targets should not consider a business combination with our company if they are seeking short-term investment liquidity for corporate insiders.

While the acquisition and founders’ shares have been registered under the Securities Act, all shares held by persons who are affiliates of the combined companies will be classified as “restricted securities” that were issued on the closing date of the business combination. These shares will not be eligible for resale for a period of one year after the closing date unless the resale is registered under the Securities Act. Potential targets should not consider a business combination with our company if they are seeking short-term investment liquidity for corporate insiders.

The combined companies’ shares will not qualify for an immediate Amex or Nasdaq listing and may never qualify for such a listing.

We expect the combined companies to satisfy Nasdaq’s record holder and public float standards. Even if a target satisfies the operating history, stockholders’ equity, net income and market capitalization standards for an Amex or Nasdaq listing, the combined companies must also have three active market makers and satisfy certain minimum bid price standards. The Amex and Nasdaq ordinarily require an established trading history of 30 to 90 days at a price that exceeds their respective minimum bid standards before they consider a listing application. Therefore, the combined companies’ shares will have to begin trading on the OTC Bulletin Board or the Pink Sheets, and wait to apply for an Amex or Nasdaq listing until all of the applicable listing standards have been satisfied. There can be no assurances that the combined companies’ shares will ever qualify for a listing.

The holders of gift shares are likely to be “sellers” and the availability of large quantities of gift shares may impede the development of a trading market or increase market volatility.

The holders of gift shares will have no money at risk in our company. If you enter into a business combination with us, the donees are likely to be willing to sell gift shares at a price that is significantly less than the minimum bid price required for a Nasdaq listing. In such an event, the market may have to absorb a substantial percentage of the outstanding gift shares before the prevailing market price stabilizes.

If the combined companies are successful, there may not be enough shares available.

Our capital structure has been designed to foster the development of an orderly trading market. However, if the combined companies are successful, the relatively small number of freely transferable shares may make it difficult to satisfy market demand. Our existing stockholders can be expected to maximize their personal benefit and if substantial quantities of our gift shares are withheld from the market, the resulting supply and demand imbalances may drive the market price of the combined companies’ shares to unsustainable levels.

We are not investment bankers and you will need to devote substantial time, effort and expense to developing and maintaining an active trading market.

We are not investment bankers and we have no ability to promote a market for the combined companies’ shares. Therefore, you will need to devote substantial time, effort and expense to developing and maintaining an active trading market. If you fail to devote adequate time and resources to that effort, any market that does develop is likely to be short-lived and volatile. If an active, sustained and stable trading market does not develop, the price of our shares will decline and those price declines are likely to be permanent.

ITEM 2 — PROPERTIES

We do not have any material properties.

ITEM 3 — LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2003, a special meeting of our stockholders was held to consider alternative courses of action in light of our failure to successfully implement our business plan in connection with our prior distribution of securities. On the date of the meeting, we only had four stockholders, each of whom was an officer of our company. No proxies were solicited in connection with the meeting and all of our stockholders participated in the meeting.

In connection with the meeting, John L. Petersen, Rachel A. Fefer and Mark A. Dolan were unanimously re-elected to serve as directors of our company for terms that will end on the date of our 2005 annual meeting of stockholders. Concurrently, all of our officers were appointed similar terms. In connection with the meeting, our stockholders unanimously approved a proposal to recapitalize our company with $40,000 and file a new registration statement under the Securities Act for substantially identical distribution of common stock.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has never been a public market for our shares. Even if we complete a business combination, the combined companies’ shares will not qualify for an immediate Nasdaq listing. At present, the securities of public companies that do not qualify for a Nasdaq listing are either quoted on the OTC Bulletin Board or listed in the Pink Sheets. The markets for OTC Bulletin Board and Pink Sheet securities are frequently illiquid and volatile.

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

We have never paid cash dividends and we are not likely to pay cash dividends in the foreseeable future.

ITEM 6 — SELECTED FINANCIAL DATA

Summary Statement of Operations Data

The following table presents summary information on our results of operations for the years ended December 31, 2003, 2002 and 2001. This data is qualified in its entirety by our financial statements.

	Year ended December 31,

	2003	2002	2001
Operating expenses	$13,113	$16,120	$3,072
Expenses of prior offering	176,479
Net income (loss)	$(189,592)	$(16,120)	$(3,072)
Net Income (loss) per share	$(0.08)	$(0.01)	$(0.00)
Number of shares outstanding (4)	2,400,000	2,400,000	2,400,000

Summary Balance Sheet Data

The following table presents summary information on our financial condition at December 31, 2003, 2002 and 2001. This data is qualified in its entirety by our financial statements.

	As of December 31,

	2003	2002	2001
Cash in banks	$1,085	$10,120	$38,426
Deferred offering costs	10	174,212	110,349

Total assets	$1,095	$184,332	$148,775

Total Liabilities	$2,250	$2,837	$—

Common stock	$2,400	$2,400	$2,400
Additional paid-in capital	213,443	206,591	157,662

Deficit accumulated during
the development stage	(216,998)	($27,407)	(11,287)

Total stockholders’ equity (deficit)	($ 1,115)	$181,584	$148,775

Total liabilities and stockholders’ equity (deficit)	$1,095	$184,332	$148,775

 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Organization and prior distribution

We were incorporated in Delaware on December 1, 2000. Thereafter, we registered an initial public offering of common stock under the Securities Act. Our prior registration statement was declared effective in June 2002 and we completed our gift share distribution in August 2002. Market conditions were very poor in late 2002 and early 2003. Moreover, our president became ill in early 2003 and she subsequently learned that her condition would require complex surgery and a lengthy recovery. The combination of poor market timing and unanticipated medical problems negatively impacted our ability to implement our business plan. Since our prior distribution was subject to

Rule 419 and we were unable to close an acquisition within 18 months, we unwound the gift share distribution in November 2003 and removed all our shares from registration.

Between December 2000 and December 2003, our officers spent $218,999 to organize our company, register our prior distribution and finance our operations. Our expenses included $7,215 in organization costs, $176,479 in offering costs and $35,305 in operating costs. When our prior distribution was unsuccessful, our officers considered the available options and ultimately decided to recapitalize our company and file a second registration statement for a substantially identical distribution of securities. We believe market conditions and our president’s health have improved to a point where we have a reasonable probability of success. However we cannot give you any assurance that this distribution will have a better outcome than our prior distribution.

Financial condition

We had $1.085 in cash and $2,250 in current liabilities at December 31, 2003. Our officers subsequently contributed $40,000 of additional capital to our company. After paying our current liabilities and $10,000 of estimated offering costs, we will have $28,845 in cash to finance our proposed operations.

Plan of operations

We will use our available cash resources to pay the costs of operating our company, investigating business opportunities, negotiating a business combination and preparing the required post-effective amendment to our registration statement. We will not pay any compensation to our officers, but we will reimburse any out-of-pocket expenses they incur on our behalf. We intend to request a reasonable due diligence fee before we begin a detailed investigation into the affairs of a potential target. There can be no assurance that any potential target will be willing to pay a due diligence fee, or that any fees we receive will be sufficient to offset the out-of-pocket costs incurred.

Rule 419 will require us to unwind the gift share distribution and deregister the gift shares, founders’ shares and acquisition shares if we are unable to negotiate a business combination, complete our reconfirmation offering and close the transaction within 18 months from the date of our prospectus. If we ultimately conclude that we will be unable to meet this deadline, we will promptly distribute any remaining assets to our stockholders and liquidate our company. We believe our available cash resources will be adequate for our anticipated needs. Nevertheless, we may run out of money if a particular investigation requires significant technical expertise, or if we spend substantial amounts of money investigating a potential target and then determine that the potential target is not suitable.

The SEC’s integration and general solicitation doctrines will preclude private placement transactions until we complete our reconfirmation offering and close the associated business combination. Therefore, we will be unable to obtain funds by selling additional securities. We have the corporate power to borrow money, but credit is not likely to be available. Our officers have no duty to loan money to our company. If we spend our available cash and are unable to obtain additional financing, we will be forced to abandon our business and liquidate.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Substantially all of our resources consist of cash in banks and we are not subject to any of the market risks specified in Item 305 of Regulation S-K.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Auditors’ report of Michael F. Cronin, CPA for the year ended December 31, 2003	19
Auditors’ report of Want & Ender CPA PC for the years ended December 31, 2002, 2001 and 2000	20
Balance Sheet as of December 31, 2003 and 2002	21
Statement of Operations for the years ended December 31, 2003, 2002 and 2001	22
Statement of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	23
Statement of Cash Flow for the years ended December 31, 2003, 2002 and 2001	24
Summary of Significant Accounting Policies	25
Notes to Financial Statements	29

WIN OR LOSE ACQUISITION CORPORATION
REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Win or Lose Acquisition Corporation

I have audited the accompanying balance sheet of Win or Lose Acquisition Corporation (a Delaware corporation in the development stage) as of December 31, 2003 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Win or Lose Acquisition Corp. as of December 31, 2002 were audited by other auditors whose report dated February 28, 2003 expressed an unqualified opinion on those financial statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Win or Lose Acquisition Corporation as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has never engaged in substantive business activities and does not have a specific plan to engage in substantive business activities in the foreseeable future. The Company’s limited financial resources and its history of operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Michael F. Cronin, CPA
Rochester. New York

February 20, 2004

WIN OR LOSE ACQUISITION CORPORATION
REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Win or Lose Acquisition Corporation

We have audited the accompanying balance sheet of Win or Lose Acquisition Corporation (a Delaware corporation in the development stage) as of December 31, 2002, 2001 and 2000, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001, and the period from inception (December 1, 2000) through December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Want & Ender CPA PC

By Martin Ender, CPA

New York, New York
March 24, 2003

WIN OR LOSE ACQUISITION CORPORATION
BALANCE SHEETS
AT DECEMBER 31, 2003 AND 2002

ASSETS
	December 31,

	2003	2002

Current Assets:
Cash	$1,085	$10,210

Total current assets	1,085	10,210

Deferred Offering Costs
Filing fees	10	2,502
Miscellaneous offering costs	-	62,382
Legal fees	-	109,328

Total deferred offering costs	10	174,212

Total Assets	$1,095	$184,422

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,250	$-
Due to affiliates	-	2,837

Total current liabilities	2,250	2,837

Long-term Debt
Total long-term debt	-	-

Total Liabilities	2,250	2,837

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 25,000,000
shares authorized, 2,400,000 shares outstanding at
December 31, 2003 and 2002	$2,400	$2,400
Preferred, $0.001 par value, 5,000,000 shares
authorized, no shares outstanding	-	-
Additional paid in capital	213,443	206,591
Deficit accumulated during development stage	(216,998)	(27,407)

Total Stockholder’s Equity (Deficit)	(1,155)	181,584

Total Liabilities and Equity (Deficit)	$1,095	$184,421

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

WIN OR LOSE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2003, 2002 AND 2001

	Year Ended December 31,

	2003	2002	2001

Revenue	$-	$-	$-

Expenses
Organization Costs			-
General and administrative	13,113	16,120	3,072
Expenses of prior offering	176,479	-	-

Total Expenses	189,592	16,120	3,072

Net Income (Loss)	$(189,592)	$(16,120)	$(3,072)

Net Income (Loss) Per Common Share	$(0.08)	$(0.01)	$(0.00)

Number of common shares issued
and outstanding during period	2,400,000	2,400,000	2,400,000

Number of common shares used in
calculation of earnings per share	2,400,000	2,400,000	2,400,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

WIN OR LOSE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQITY
FOR THE YEARS ENDED
DECEMBER 31, 2003, 2002 AND 2001

				Deficit
				Accumulated
			Additional	During The
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

BALANCE, December 31, 2000	1,500,000	$1,500	$65,255	$(8,215)	$58,540

Direct payment of certain costs by affiliates
Operating costs paid by stock transfer			$3,000
Offering costs paid by stock transfer			$8,250
Additional offering costs paid by affiliates	-	$-	$82,057	$-	$93,307

Three share for five stock dividend	900,000	$900	$(900)	$-	$-

Net Income (Loss)
For the year ended December 31, 2001	-	$-	$-	$(3,072)	$(3,072)

BALANCE, December 31, 2001	2,400,000	$2,400	$157,662	$(11,287)	$148,775

Additional cash capital contribution			$7,574		$7,574

Direct payment of certain costs by affiliates
Operating costs paid by affiliates			$1,250
Additional offering costs paid by affiliates	-	$-	$40,105	$-	$41,355

Net Income (Loss)
For the year ended December 31, 2002	-	$-	$-	$(16,120)	$(16,120)

BALANCE, December 31, 2002	2,400,000	$2,400	$206,591	$(27,407)	$181,584

Direct payment of certain costs by affiliates
Operating costs paid by affiliates			$6,852		$6,852

Net Income (Loss)
For the year ended December 31, 2002	-	$-	$-	$(189,592)	$(189,592)

BALANCE, December 31, 2003	2,400,000	$2,400	$213,443	$(216,999)	$(1,156)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

WIN OR LOSE ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2003, 2002 AND 2001

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$(189,592)	$(16,120)	$(3,072)
Less operating costs paid by affiliates	6,852	1,250	3,000

Net cash operating loss	(182,740)	(14,870)	(72)

Change in operating assets and liabilities:
Increase (decrease) in current liabilities	$(587)	$2,837	$(4,000)
(Increase) decrease in offering costs	174,202	(23,758)	(1,502)

Net cash provided by (used in) operating activities	173,615	(20,921)	(5,502)

Cash flows from financing activities
Proceeds from issuance of common stock	$-	$-	$-
Additional cash capital contribution	-	7,574	-

Net cash provided by (used in) financing activities	-	7,574	-

Net increase (decrease) in cash	$(9,125)	$(28,217)	$(5,574)

Cash balance, beginning of period	$10,209	$38,426	$44,000

Cash balance, end of period	$1,084	$10,209	$38,426

Supplemental disclosure of non-cash transactions
involving direct payment of certain costs by affiliates
Direct payment of operating costs by affiliates	$6,852	$1,250	$3,000
Direct payment of offering costs by affiliates	$-	$40,105	$90,307

Total non-cash transactions involving direct payments of certain costs by affiliates	$6,852	$41,355	$93,307

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

WIN OR LOSE ACQUISITION CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2003

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Stock Based Compensation

As of January 1, 2003, the Company adopted the fair value method of accounting for employee stock options contained in Statement of Financial Standards No.123 ("SFAS No. 123") "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. Prior to the change, the Company accounted for employee stock options using the intrinsic value method of APB 25. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 "Accounting for Stock-Based Compensation -Transition and Disclosures." All employee stock options granted subsequent to January 1, 2003 will be expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted.

Prior to January 1, 2003, the Company had applied the "disclosure only" option of SFAS No.123 for employee stock options. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2003

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes and debentures payable would be estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

WIN OR LOSE ACQUISITION CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2003

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with"basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same as the impact of potential common shares is anti-dilutive.
Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001.

SFAS 141 proscribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.

SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable. As provided for in SFAS 143, we have elected adoption of this statement in our fiscal year beginning January 1, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business”. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances). SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to

WIN OR LOSE ACQUISITION CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2003

include more disposal transactions. As provided for in SFAS 144, we have adopted of this statement in our fiscal year beginning January 1, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Adoption did not have a material impact on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on the financial statements.
In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company adopted the disclosure provisions of SFAS 148 effective January 1, 2003 and has included the additional required disclosures below under “Stock-Based Compensation.” Such adoption did not have a material impact on the financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

WIN OR LOSE ACQUISITION CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2003

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

  a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
  a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
  a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its financial statements.

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

1.   Organization and Operations

Win or Lose Acquisition Corporation (the “Company”) was incorporated in Delaware on December 1, 2000, for the purpose of conducting a public distribution of securities and then effecting a merger, acquisition or other business combination transaction (a “Business Combination”) with an unidentified privately-held company (a “Target”). The Company has not engaged in any substantive business activities to date and has no specific plans to engage in any particular business in the future. The Company’s ability to commence operations is contingent upon completion of a proposed distribution of securities described in Note 2.

The Company’s business goal is to engage in a Business Combination on terms that will give its’ stockholders a reasonable share of the increased market value that ordinarily arises when a private company makes the transition to public ownership. Since the Company has not yet identified Target, persons who acquire the Company’s securities will have virtually no substantive information available for advance consideration of any specific Target. The Company’s business strategy is also referred to as a “blind pool” because neither the management of the Company nor the persons who acquire securities in the Proposed Distribution know what the business of the Company will be.

The Company has never engaged in any substantive business activities and does not have a specific plan to engage in substantive business activities in the foreseeable future. The Company has never generated operating revenue and will be wholly dependent upon capital contributed by its officers until it identifies a Target and closes a Business Combination. Since there is no assurance that the Company will be able to identify a Target or close a business combination, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result if the Company were unable to continue operations.

2.  Stockholders' Equity

The Company’s Certificate of Incorporation authorizes the issuance of 25,000,000 shares of common stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval. The Company currently has no commitments to issue any shares, however, it may issue a substantial number of additional shares in connection with a Business Combination.

The Board of Directors is also empowered, without stockholder approval, to issue up to 5,000,000 shares of “blank check” preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the company’s common stock. There are no shares of preferred stock issued or outstanding.

Prior Rule 419 Distribution

On June 7, 2002, the SEC issued an order of effectiveness with respect to the Company’s first Form S-1 registration statement under the Securities Act of 1933. This registration statement included:

  400,000 shares that the Company’s officers intended to transfer to 800 donees selected by them;
  1,600,000 shares that the Company’s officers intended to offer to advisors to the Company, the owners of a target and other participants in a business combination; and
  12,600,000 shares that the Company intended to offer in connection with a business combination.

The Company’s officers completed the gift share distribution on August 2, 2002. In connection with the Distribution, the Company’s officers distributed a total of 400,000 gift shares and 3,000 founders’ shares to 806 donees selected by them. Each donee received 500 gift shares, which were promptly deposited in a Rule 419 escrow.

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

2.   Stockholders' Equity - continued

In November 2003, the Company’s officers determined that the Company would not be able to close a business combination transaction within the 18-month time period specified in Rule 419. Therefore the Company filed a post effective amendment to its registration statement for the purpose of deregistering its securities. The post-effective amendment was declared effective on November 24, 2003 and the shares on deposit in the Rule 419 escrow were returned to the company’s officers.

Proposed Rule 419 Distribution

In January 2004, the Company’s officers elected to recapitalize the Company by contributing an additional $40,000 and filing a second Form S-1 registration statement under the Securities Act of 1933. This registration statement will include:

  403,000 shares that the Company’s officers intended to transfer to the 806 donees who received shares in connection with the first Rule 419 distribution;
  1,597,000 shares that the Company’s officers intended to offer to advisors to the Company, the owners of a target and other participants in a business combination; and
  12,600,000 shares that the Company intended to offer in connection with a business combination.

There is no assurance that the Company will be able to effect a Business Combination. If the Company is unable to close a transaction within 18 months from the date of its prospectus, Rule 419 will require that all gift share transactions be unwound and all certificates for gift shares be returned to the Company’s officers. In that event, the Donees will receive nothing.

Additional Contribution of Capital

In January 2004, the Company’s officers contributed $20,000 in additional paid in capital and an additional $20,000 on the effective date of the registration statement for the Company’s proposed distribution of securities. The Company intends to use this additional capital to pay $2,250 in current liabilities and $10,000 in estimated expenses associated with the proposed distribution.

Year 2000 Incentive Stock Plan

Purpose of the Plan

In December, 2000, the company approved its Year 2000 Incentive Stock Plan. The Plan’s charter calls for a 10 year life. It is intended to promote the interests of Win or Lose Acquisition Corporation by providing the employees of the Company, who are largely responsible for the management, growth and protection of the business of the Company, with a proprietary interest in the Company.

Stock Subject to the Plan

Under the Plan, the plan committee may grant to participants (i) options, (ii) shares of restricted stock, (iii)shares of phantom Stock, (iv) stock bonuses and (v) cash bonuses. The committee may grant options, shares of restricted stock, shares of phantom stock and stock bonuses under the Plan with respect to an underlying number of shares of Common Stock that in the aggregate at any time does not exceed the lesser of (a) 750,000 shares of common stock, or (b) 10% of the number of shares of common stock issued and outstanding immediately after the completion of a Business Combination.

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

2.  Stockholders' Equity - continued

Eligibility

The persons who shall be eligible to receive Incentive Awards pursuant to the Plan shall be such full-time employees of the Company as the plan committee, in its absolute discretion, shall select from time to time.

There were no employee grants issued or exercised in the years ended December 31, 2003 and December 31, 2002.

Valuation

As of January 1, 2003, the Company adopted the fair value method of accounting for employee stock options contained in Statement of Financial Standards No.123 ("SFAS No. 123") "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. Prior to the change, the Company accounted for employee stock options using the intrinsic value method of APB 25. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 "Accounting for Stock-Based Compensation -Transition and Disclosures." All employee stock options granted subsequent to January 1, 2003 will be expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted.

Prior to January 1, 2003, the Company applied the "disclosure only" option of SFAS No.123 for employee stock options. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2003

There was no impact on the financial statements for the years ended December 31, 2003 and 2002, since no stock options were granted during those periods.

3.   Related party payments

The Company entered into an employment agreement with its President and Chief Executive Officer that provided for a salary of $ 1,000 per month commencing on the effective date of the registration statement for its prior Rule 419 distribution and terminating 17 months thereafter. During the year ended December 31, 2002, the company paid $7,000 in cash compensation to its president under the terms of the foregoing agreement. During the year ended December 31, 2003, the company accrued $8,000 in compensation expense and paid $4,000 to its president under the terms of the foregoing agreement. The unpaid balance of the accrued compensation was forgiven in November 2003 and recorded as an addition to paid-in capital. The company has no further obligation under this agreement.

4.  Income Taxes:

The Company has approximately $ 217,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2021. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	December 31, 2003	December 31, 2002

Federal Deferred Tax Asset Relating to Net Operating Losses	$70,091	$8,852
State Deferred Tax Asset Relating to Net Operating Losses	10,850	1,370
Less: Valuation Allowance	(80,941)	() 10,222

Total Deferred Tax Asset	$0	$0

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

5.   Subsequent Events

In January 2004, the Company’s officers contributed $20,000 in additional paid in capital and an additional $20,000 on the effective date of the registration statement for the Company’s proposed distribution of securities. The Company intends to use this additional capital to pay $2,250 in current liabilities and $10,000 in estimated expenses associated with the proposed distribution.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In January 2004 Want & Ender CPA, PC, our certifying accountant, advised our chief financial officer by telephone that they had not registered with the Public Company Accounting Oversight Board (PCAOB) and did not intend to do so. While Want & Ender did not formally resign or decline to stand for re-election as our certifying accountant, they advised management that our company should retain a PCAOB registered firm to audit its financial statements for the year ended December 31, 2003. On February 10, 2004, our board of directors voted to dismiss Want & Ender as our company’s certifying accountant and retain a successor auditor.

The report of Want & Ender on our financial statements for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion. During the years ended December 31, 2001 and 2002 and the subsequent interim periods, there were no disagreements between our company and Want & Ender on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Want & Ender’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. During the years ended December 31, 2001 and 2002 and the subsequent interim periods, Want & Ender did not advise our company with respect to any of the matters specified in sub-paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

On February 10, 2004, Michael F. Cronin, CPA, was retained to audit our financial statements for the year ended December 31, 2003 and to serve as our certifying accountant until the board of directors elects a successor. During the two most recent fiscal years, our company has not consulted Michael F. Cronin, CPA with respect to either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (b) any matter that was either subject of a disagreement or a reportable event specified in paragraphs (a)(1)(iv) or (a)(1(v) of Item 304 of Regulation S-K.

ITEM 9A — CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us is made known to them, particularly during the period in which this Annual Report on Form 10-K was being prepared.

There was no change in our internal control over financial reporting that occurred during our last fiscal year that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies our directors and executive officers.

Name	Age	Position
Sally A. Fonner	55	President
Mark R. Dolan	52	Executive Vice President, Director
John L. Petersen	52	General Counsel, Director
Rachel A. Fefer	40	Secretary/Treasurer, Director

The following is a brief account of the business experience of each of our directors and executive officers.

Ms. Sally A. Fonner is a principal stockholder of our company and has served as our president since inception. We believe Ms. Fonner will continue to serve as an officer until we complete a business combination. Ms. Fonner is not a full-time employee of our company and is not required to devote a specific amount of time to our business. During the past five years Ms. Fonner has served as an officer and director of seven public shells. The following table identifies the public shells that have been managed by Ms. Fonner and provides summary information on the time periods for which she served as an officer and director.

Company Name	Term as an officer	Term as a director
Tamboril Cigar Company	February to December 2003	February 2003 to February 2004
The Enchanted Village, Inc.	June 2002 to November 2003	June 2002 to December 2003
Yifan Communications, Inc.	March 2000 to July 2000	March 2000 to March 2001
Dupont Direct Financial Holdings, Inc.	June 1998 to April 1999	June 1998 to March 2000
Liberty Group Holdings, Inc.	March 1997 to November 1999	March 1997 to December 1999
eNote.com, Inc.	June 1998 to April 1999	June 1998 to November 1999
Telemetrix, Inc.	July 1997 to April 1999	July 1997 to April 1999

A more detailed description of Ms. Fonner’s prior activities as an officer and director of the identified public shells is set forth below. Ms. Fonner graduated from Stephens University in 1969 with a Bachelor of Arts in Social Systems. After a stint in the private sector, she returned to further her education and earned her MBA degree from the Executive Program of the University of Illinois in 1979.

Mr. Mark R. Dolan is a principal stockholder of our company and has served as a member of our board of directors and our executive vice president since inception. We believe Mr. Dolan will continue to serve as a director and officer until we complete a business combination. Mr. Dolan is not a full-time employee of our company and is not required to devote a specific amount of time to our business. Mr. Dolan has been principally engaged in the practice of law for 17 years. He is a member of the Florida Bar Association and practices in the areas of corporate and intellectual property law, First Amendment law and commercial litigation. Mr. Dolan has been an employee of Mark R. Dolan, PA, Tampa, Florida, since June 1998. From April 2001 to September 2002, Mr. Dolan also served as an officer and director of Yseek, Inc., a publicly held Internet technology company based in Tampa, Florida. Mr. Dolan is a 1983 graduate of the Wayne State University College of Law and a 1977 honors graduate of Michigan State University.

Mr. John L. Petersen is a principal stockholder of our company and has served as a member of our board of directors and our general counsel since inception. We believe Mr. Petersen will continue to serve as a director and officer until we complete a business combination. Mr. Petersen is not a full-time employee of our company and is not required to devote a specific amount of time to our business. Mr. Petersen has been principally engaged in the practice of law for 23 years. He is a member of the Texas Bar Association and practices in the areas of securities and corporate law where he focuses on the corporate finance needs of entrepreneurial companies. Since April 1999, Mr. Petersen has been a partner in the law firm of Petersen & Fefer, Barberêche, Switzerland. From January 1995 to April 1999, he was a self-employed solo practitioner. Since February 2003, Mr. Petersen has served as an officer and director of Tamboril Cigar Company, a public shell that recently completed a business combination transaction. A more detailed description of Mr. Petersen’s activities as an officer and director Tamboril is set forth below. Mr. Petersen is a 1976 graduate of the College of Business Administration at Arizona State University and a 1979 graduate of the Notre Dame Law School. Mr. Petersen was admitted to the State Bar of Texas in May 1980 and received his license to practice as a Certified Public Accountant in March 1981.

Ms. Rachel A. Fefer is a principal stockholder of our company and has served as a member of our board of directors and our secretary-treasurer since inception. We believe Ms. Fefer will continue to serve as a director until we complete a business combination. Ms. Fefer is not a full-time employee of our company and is not required to devote a specific amount of time to our business. Ms. Fefer has been principally engaged in the practice of law for 15 years. She is a member of the Texas Bar Association and specializes in corporate law and commercial litigation. Since April 1999, Ms. Fefer has been a partner in the law firm of Petersen & Fefer, Barberêche, Switzerland. From September 1997 to April 1999, Ms. Fefer was an employee of Rachel A. Fefer, PC, Houston, Texas. Ms. Fefer is a 1988 Graduate of the University of Texas Law School and a 1985 graduate (magna cum laude) of the School of Computer Science at the University of North Texas.

John L. Petersen and Rachel A. Fefer are husband and wife.

Board structure

Our certificate of incorporation provides that the board of directors may fix the number of directors by resolution. Our board currently has three members who were re-elected by the unanimous written consent of our stockholders in January 2004. The terms of our current directors will expire on the date of our next annual meeting of stockholders. Until we effect a business combination, our current board members will have sufficient voting power to re-elect themselves as directors without the approval or consent of the other stockholders.

Corporate governance

We do not currently comply with all of the corporate governance standards that would be required if our shares were listed on Amex or Nasdaq. In particular, we do not have independent directors, we have not created an audit committee to review related party transactions and except as required by Rule 419, we do not plan to seek stockholder approval of a proposed business combination.

We will endeavor to include corporate governance standards that comply with Amex and Nasdaq listing requirements in the definitive agreements for a business combination. Nevertheless, the implementation of such corporate governance standards is a matter that will fall within the exclusive authority of successor management and there can be no assurance that any standards we negotiate will be properly implemented. If new management fails to implement appropriate corporate governance standards, the combined companies’ shares will not qualify for an Amex or Nasdaq listing.

Potential conflicts of interest

None of our officers are affiliated with or involved in any other blank check companies or public shells at the date of this report. However, donees should be aware of the following potential conflicts of interest:

  Our officers are not full-time employees of our company and they are not required to devote any specific amount of time to our business.
  Our officers are actively involved in other business pursuits and will face conflicts of interest in allocating their time between our affairs and their other business interests.

  Our officers may become affiliated with other entities, including blank check companies and public shells, which propose to engage in business activities similar to ours.
  Our officers may have fiduciary obligations to more than one entity and they might be obligated to present a single opportunity to more than one entity.
  Each of our officers is also an owner of founders’ shares that will be offered for sale to third parties in connection with a business combination. Therefore, it is likely that:
  A business combination will result in a series of related transactions where our company receives property for the acquisition shares but our officers receive cash for their founders’ shares; and
  Our officers may face a significant conflict of interest if the owners of two similarly situated targets offer different prices for the founders’ shares, or if the owners of a relatively weak target are willing to pay a higher price for the founders’ shares than the owners of a stronger target.
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

  The corporation could financially undertake the opportunity;
  The opportunity is within the corporation’s line of business; and
  It would be unfair to the corporation and the stockholders if the officers and directors failed to bring the opportunity to the attention of the corporation.

To minimize potential conflicts of interest arising from multiple corporate affiliations, each of our officers has agreed to present to us, prior to presentation to any other entity, any business opportunity which, under Delaware law, may reasonably be required to be presented to us, until we agree to a business combination.

Indemnification of officers and directors

We have included a provision in our Certificate of Incorporation to indemnify our officers and directors against liability for monetary damages for breach or alleged breach of their duties as officers or directors, other than in cases of fraud or other willful misconduct. Our bylaws provide that we will indemnify our officers and directors to the maximum extent permitted by Delaware law. In addition, our bylaws provide that we will advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing, we have been advised that the SEC believes such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11 — EXECUTIVE COMPENSATION

In December 2001, Mr. Dolan, Mr. Petersen and Ms. Fefer each transferred 125,000 shares of common stock to Ms. Fonner as compensation for services she rendered to us during the year ended December 31, 2001. Between June 2002 and April 2003, Ms. Fonner received a cash overhead allowance of $1,000 per month. Except for this overhead allowance, no cash compensation was awarded to, earned by or paid to any of our officers or directors during the three years ended December 31, 2003. The following table summarizes the foregoing.

Name and principal position	Year	Salary	Bonus	All other compensation
Sally A. Fonner, president	2003	—	—	$4,000
	2002	—	—	$7,000
	2001	—	—	$11,250

Future compensation of officers

We will not pay any cash compensation or overhead allowances to our officers in connection with our future operations. However, each of our officers will be reimbursed for any out-of-pocket expenses they incur on our behalf. There is no limit on the amount of allowable expense reimbursements and there will be no review of the reasonableness of such expenses by anyone other than our board of directors.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information on the ownership of our shares at December 31, 2003. The table also presents two pro forma cases that give immediate effect to:

  The completion of the gift share distribution; and
  The issuance of 12,600,000 acquisition shares and the resale of 1,597,000 founders’ shares in connection with a business combination.
All persons named in the table have sole voting and investment power with respect to the shares owned by them. The table identifies:

  Each of our officers, directors and 5% stockholders; and
  All our officers and directors as a group.

Name and Address of Beneficial Owner	Before Distribution		After Distribution (1)		After Combination (2)
	Shares	Percent	Shares	Percent	Shares	Percent
John L. Petersen (2)(3)(4)	1,200,000	50.00%	998,500	41.60%	200,000	1.33%
Rachel A. Fefer (2)(3)(4)	1,200,000	50.00%	998,500	41.60%	200,000	1.33%
Mark R. Dolan (4)(5)	600,000	25.00%	499,000	20.79%	100,000	0.67%
Sally A. Fonner (4)(6)	600,000	25.00%	499,500	20.81%	100,000	0.67%
All Officers and Directors
as a group (four persons)	2,400,000	100.00%	1,997,000	83.21%	400,000	2.67%

(1)   Gives effect to the distribution of 403,000 shares to donees.
(2)   Château de Barberêche, Switzerland 1783 Barberêche.
(3)   Mr. Petersen and Ms. Fefer are husband and wife and each may be deemed to be the beneficial owner of any shares held by the other. Mr. Petersen and Ms. Fefer have sole investment power and sole  voting power over the shares registered in their name and each disclaims beneficial ownership of shares held by the other.
(4)   Assumes that all 1,597,000 founders’ shares will be sold to unaffiliated third parties.
(5)   112 East Street, Suite B, Tampa, Florida 33602.
(6)   1268 Bayshore Boulevard, Dunedin, Florida 34698.

Each of our officers is a “promoter” of our company as that term is defined in Rule 12b-2 of the General Rules of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934.

Section 16(a) beneficial ownership reporting compliance

Based solely on a review of the Forms 3, 4, and 5 submitted to us during the year ended December 31, 2003, we have determined that John L. Petersen, Sally A. Fonner, Rachel A. Fefer and Mark R. Dolan each failed to file a

Form 4 to report the restoration of the gift shares to their control and the termination of their conditional resale agreements with advisors in November 2003. Except as set forth above, we are not aware of any director, officer or beneficial owner of more than 10% of any class of our equity securities that failed to file the forms required by Section 16(a) on a timely basis.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John L. Petersen is the author of our registration statement, which was substantially complete and reduced to a tangible medium of expression before our company was incorporated. Accordingly, the law firm of Petersen & Fefer has claimed copyright ownership with respect to our registration statement and the associated prospectus. In addition, the law firm of Petersen & Fefer has filed two preliminary business processes patent applications (Nos. 10/404,202 published January 8, 2004 and 10/317,453 published July 17, 2003) relating to the legal structure of our Rule 419 offering and the associated contracts included in our registration statement.

Petersen & Fefer has granted our company a non-exclusive, royalty-free license that gives us the right to use their copyright, patent and other intellectual property rights for the purpose preparing our registration statement and certain derivative works, including our prospectus, future amendments to the registration statement, and our subsequent reports under the Exchange Act. The license includes the unrestricted right to reproduce and distribute copies of any of the foregoing documents to the extent required by law or permitted by established practice in the securities industry. All other intellectual property rights are reserved.

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

Our officers contributed $20,000 of additional capital on January 23, 2004 and have agreed to contribute an additional $20,000 on the effective date of our registration statement. We will not be obligated to reimburse these additional capital contributions.

All future transactions between us and any of our officers or their respective affiliates will be on terms that we believe are no less favorable than the terms that could have been negotiated with unaffiliated third parties. All related party transactions will require prior approval from a majority of our disinterested directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees The aggregate fees billed to the Company by Want & Ender CPA PC for the audit of the Company’s annual financial statements and for the review of the financial statements included in the
Company’s  quarterly   reports on Form 10-Q totaled $1,000 per year in 2002 and 2003.

Audit-Related Services We were not billed any fees for audit-related services in 2002 or 2003.

Tax Services We were not billed any fees for tax preparation services in 2002 or 2003.

All Other Fees We were not billed for any other services provided by Want & Ender CPA PC in 2002 or 2003.

We have no independent directors and we have not created an audit committee to review related party transactions. We will endeavor to include corporate governance standards that comply with Amex and Nasdaq listing requirements in the definitive agreements for a business combination. Nevertheless, the implementation of such corporate governance standards is a matter that will fall within the exclusive authority of successor management and there can be no assurance that any standards we negotiate will be properly implemented.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     The following is a list of the financial statements filed as part of this report.

Auditors’ report of Michael F. Cronin, CPA for the year ended December 31, 2003
Auditors’ report of Want & Ender CPA PC for the years ended December 31, 2002, 2001 and 2000
Balance Sheet as of December 31, 2003 and 2002
Statement of Operations for the years ended December 31, 2003, 2002 and 2001
Statement of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Statement of Cash Flow for the years ended December 31, 2003, 2002 and 2001
Summary of Significant Accounting Policies
Notes to Financial Statements

(a)(2)       The following is a list of the financial statement schedules filed as part of this report.

None

(a)(3)       The following is a list of the Exhibits filed as part of this report:

3.1	Certificate of Incorporation of Registrant	(1)

3.2	Amendment No. 1 to the Registrant’s Certificate of Incorporation dated April 1, 2002	(1)

4.1	By-laws of Registrant	(2)

4.2	Form of certificate evidencing shares of common stock	(2)

4.3	Rule 419 Escrow Agreement between the Registrant and Wachovia Bank N.A. as escrow agent	(3)

10.1	2000 Incentive Stock Plan of Win or Lose Acquisition Corporation	(2)

10.3	Intellectual Property License Agreement, effective as of December 20, 2000 between Petersen & Fefer, Attorneys and Win or Lose Acquisition Corporation	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(1)     Filed as an Exhibit to Amendment No. 8 to Form S-1 registration statement (Registration No. 333-52414) dated May 20, 2002.
(2)     Filed as an Exhibit to Form S-1 registration statement (Registration No. 333-52414) dated December 21, 2000.
(3)     Filed as an Exhibit to Form S-1 registration statement (Registration No. 333-112975) dated February 20, 2004.
(4)     Filed as an Exhibit to Amendment No. 5 to Form S-1 registration statement (Registration No. 333-52414) dated October 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIN OR LOSE ACQUISITION CORPORATION

By     /s/ Sally A. Fonner
Sally Fonner, Chief Executive Officer and Director
Date March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By     /s/ Sally A. Fonner
Sally Fonner, Chief Executive Officer and Director
Date March 29, 2004

By     /s/ John L. Petersen
John L. Petersen, Chief Financial Officer and Director
Date March 29, 2004

