Form 10-Q
period 2004-03-31
WIN OR LOSE ACQUISITION CORP
filed 2004-05-13
CIK 1130216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 13, 2004
Common Stock, $0.001 Par Value	2,400,000 Shares
Form 10-QSB — Page 1

Form 10-QSB — Page 2

WIN OR LOSE ACQUISITION CORPORATION
BALANCE SHEETS
AT MARCH 31, 2004 AND DECEMBER 31, 2003

ASSETS
	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)
Current Assets:
Cash	$24,700	$1,085
Deposits and prepaid expense	$4,375	$-

Total current assets	29,075	1,085

Deferred Offering Costs
Filing fees	610	10
Miscellaneous offering costs	8,950	-
Legal fees	1,625	-

Total deferred offering costs	11,184	10

Total Assets	$40,260	$1,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$250	$2,250
Due to affiliates	$4,875	$-

Total current liabilities	$5,125	$2,250

Long-term Debt
Total long-term debt	$-	$-

Total Liabilities	$5,125	$2,250

Stockholders’ Equity
Common stock, $0.001 par value, 25,000,000 shares authorized, 1,500,000 shares outstanding at December 31, 2000 and 2,400,000 shares outstanding at December 31, 2001 and 2002	$2,400	$2,400
Preferred, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	-	-
Additional paid in capital	$253,444	$213,443
Deficit accumulated during development stage	$(220,709)	$(216,998)

Total Stockholder’s Equity	$35,135	$(1,155)

Total Liabilities and Stockholders’ Equity	$40,260	$1,095

The accompanying notes are an integral part of these financial statements.

Form 10-QSB — Page 3

WIN OR LOSE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended March 31,

	2004	2003
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Expenses
Organization Costs
General and administrative	$3,710	$5,098

Total Expenses	$3,710	$5,098

Net Income (Loss)	$(3,710)	$(5,098)

Net Income (Loss) Per Common Share	$-	$-

Number of common shares issued
and outstanding during period	2,400,000	2,400,000

Number of common shares used in
calculation of earnings per share	2,400,000	2,400,000

The accompanying notes are an integral part of these financial statements.

Form 10-QSB — Page 4

WIN OR LOSE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOW
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

	Three-Months Ended March 31,

	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,710)	$(5,098)
Change in operating assets and liabilities:
(Increase) in deposits and prepaid expenses	$(4,375)	0
Increase in current liabilities	$2,874	$1,000

Net cash provided by (used in)operating activities	$(5,211)	$(4,098)

Cash flows from financing activities:
Additional capital contribution	$40,000	0
(Increase) in deferred offering costs incurred by the company	$(11,174)	$(10)

Net cash provided by (used in)financing activities	$28,826	$(10)

Net increase (decrease) in cash	$23,615	$(4,108)
Cash balance, beginning of period	$1,085	$0

Cash balance, end of period	$24,700	$(4,108)

The accompanying notes are an integral part of these financial statements.

Form 10-QSB — Page 5

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	Stock Options

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

There was no impact on the consolidated financial statements for the three month periods ended March 31, 2004 and 2003, since no employee stock options were granted during those periods.

3.	Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.
There were no common equivalent shares required to be added back to the basic weighted average shares outstanding in order to compute the diluted weighted average shares outstanding.

Form 10-QSB — Page 6

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004

4.	Stockholders’ Equity

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

Rule 419 Distribution

In January 2004, our officers elected to recapitalize the Company by contributing an additional $40,000 and filing a second Form S-1 registration statement under the Securities Act of 1933. This registration statement (effective March 8, 2004) included:

  403,000 shares that the Company’s officers intend to transfer to the 806 donees who received shares in connection with the first Rule 419 distribution;

  1,597,000 shares that the Company’s officers intend to offer to advisors to the Company, the owners of a target and other participants in a business combination; and

  12,600,000 shares that the Company intends to offer in connection with a business combination.

We will not be able to obtain additional financing until we complete a Business Combination. If we spend our available cash before we close a Business Combination, we may be forced to unwind the second Rule 419 distribution and deregister the founders’ shares and acquisition shares.

Deferred Offering Costs

Costs incurred in connection with the Rule 419 Distribution are capitalized and will be recorded as a reduction to additional paid-in capital upon the completion of the offering. As of March 31, 2004, we capitalized deferred offering costs in the amount of $11,184. These amounts are included in deferred offering costs on the balance sheet. If the offering is terminated, all amounts will be charged to operations in the period of the termination.

5.	New Accounting Standards

In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings Per Share". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for the fiscal quarter ending June 30, 2004. We do not anticipate that adopting EITF 03-06 will have any impact on our consolidated financial statements.

Form 10-QSB — Page 7

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004

5.	New Accounting Standards (continued)

 Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity (“VIE”). We adopted FIN 46 on July 1, 2003. The implementation of FIN 46 did not have an impact on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFASNo.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements.

Accordingly, we adopted the provisions of FIN 45, effective January 1,2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.

Form 10-QSB — Page 8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Organization and prior distribution

We were incorporated in Delaware on December 1, 2000. Thereafter, we registered an initial public offering of common stock under the Securities Act. Our prior registration statement was declared effective in June 2002 and we completed our first Rule 419 distribution in August 2002. Market conditions were very poor in late 2002 and early 2003. Moreover, our president became ill in early 2003 and she subsequently learned that her condition would require complex surgery and a lengthy recovery. The combination of poor market timing and unanticipated medical problems negatively impacted our ability to implement our business plan. Since our first distribution was subject to Rule 419 and we were unable to close an acquisition within 18 months, we unwound our first Rule 419 distribution in November 2003 and removed all our shares from registration.

Between December 2000 and December 2003, our officers spent $218,999 to organize our company, register our prior distribution and finance our operations. Our expenses included $7,215 in organization costs, $176,479 in offering costs and $35,305 in operating costs. When our first Rule 419 distribution was unsuccessful, our officers considered the available options and ultimately decided to recapitalize our company and file a second registration statement for a substantially identical distribution of securities. We believe market conditions and our president’s health have improved to a point where we have a reasonable probability of success. However we cannot give you any assurance that our second Rule 419 distribution will have a better outcome than our prior distribution.

Financial condition

During the three-months ended March 31, 2004, our officers contributed $40,000 in additional paid in capital to our Company. We will not be able to obtain additional financing until we complete a Business Combination. If we spend our available cash before we close a Business Combination, we may be forced to unwind the second Rule 419 distribution and deregister the founders’ shares and acquisition shares.

We had $24,700 in cash and $5,125 in current liabilities at March 31, 2004.

Results of Operations for the
Three Months Ended March 31, 2004 and 2004

During the three months ended March 31, 2004, we had no revenue and paid $3,710 in expenses. During the comparable period of the preceding year, we had no revenue and paid $5,848 in administrative expenses.

In connection with our first Rule 419 distribution, our president received an office overhead allowance of $1,000 per month. We do not intend to pay any compensation to our president in connection with our second Rule 419 distribution. Accordingly we believe our future operating expenses will be lower than our historical operating expenses.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our financial assets consist of bank deposits and we own no portfolio investments that would expose our Company to the type of risks described in Item 304 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

As of May 7, 2004, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of January 15, 2004. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to May 7, 2004.

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

WIN OR LOSE ACQUISITION CORPORATION

/s/ Sally A Fonner
Sally A. Fonner, President Dated: May 13, 2004

/s/ John L. Petersen
John L. Petersen, Chief Accounting Officer Dated: May 13, 2004
Form 10-QSB — Page 9