Form 10-Q
period 2004-06-30
WIN OR LOSE ACQUISITION CORP
filed 2004-08-10
CIK 1130216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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
Yes  [X]   No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 9, 2004
Common Stock, $0.001 Par Value	2,400,000 Shares
Form 10-QSB — Page- 1

Form 10-QSB — Page- 2

WIN OR LOSE ACQUISITION CORPORATION
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$ 22,784	$ 1,085
Prepaid expense	4,375	-

Total current assets	27,159	1,085

Deferred offering costs	11,039	10

Total Assets	$ 38,198	$ 1,095

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$ 250	$ 2,250
Advances from related parties	4,875	$ -

Total current liabilities	$ 5,125	$ 2,250

Equity
Common stock, 25,000,000 authorized, $0.001 par value 2,400,000 issued and outstanding	$ 2,400	$ 2,400
Additional paid in capital	$253,444	$213,443
Deficit accumulated during development stage	($222,771)	($216,998)

Total Equity	$ 33,073	$ (1,155)

Total Liabilities and Equity	$ 38,198	$ 1,095

The accompanying notes are an integral part of these financial statements.
Form 10-QSB — Page- 3

WIN OR LOSE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended June 30,

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$ -	$ -	$ -	$ -

Selling, general and administrative expenses	1,122	3,765	4,832	8,863

(Loss) before income taxes	($1,122)	($3,765)	($4,832)	($8,863)

Income taxes	941	-	941	-

Net loss	($2,063)	($3,765)	($5,773)	($8,863)

Basic and diluted net loss per common share	($0.00)	($0.00)	($0.00)	($0.00)

Weighted average common shares outstanding	2,400,000	2,400,000	2,400,000	2,400,000

The accompanying notes are an integral part of these financial statements.
Form 10-QSB — Page- 4

WIN OR LOSE ACQUISITION CORPORATION
STATEMENT OF CASH FLOW

	Six-Months Ended

	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	($ 5,773)	($ 8,863)
Change in operating assets and liabilities:
Prepaid expenses	($ 4,375)
Accounts payable and accrued expenses	$ 2,875	$ 2,015

Net cash used by operating activities	($12,148)	($ 6,848)

Cash flows from financing activities:
Advances from related parties	4,875
Proceeds from investment of additional capital	$40,000
Increase in deferred offering costs	($11,028)	$11,017

Net cash provided by (used in) financing activities	$33,847	$11,017

Net increase (decrease) in cash	$21,699	$ 4,169
Cash balance, beginning of period	$ 1,085	$ -

Cash balance, end of period	$22,785	$ 4,169

The accompanying notes are an integral part of these financial statements.
Form 10-QSB — Page- 5

WIN OR LOSE ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2004

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six month periods ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

There was no impact on the financial statements for the three- and six-month periods ended June 30, 2004 and 2003, since no employee stock options were granted during those periods.

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

There were no common equivalent shares required to be added back to the basic weighted average shares outstanding in order to compute the diluted weighted average shares outstanding

Form 10-QSB — Page- 6

WIN OR LOSE ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2004

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

Rule 419 Distribution

In February 2004, our officers elected to recapitalize the Company by contributing an additional $40,000 and filing a second Form S-1 registration statement under the Securities Act of 1933. This registration statement was declared effective on March 8, 2004 and included:

•  403,000 shares that the Company’s officers intend to transfer to the 806 donees who received shares in connection with the first Rule 419 distribution;

•  1,597,000 shares that the Company’s officers intend to offer to advisors to the Company, the owners of a target and other participants in a business combination; and

•  12,600,000 shares that the Company intends to offer in connection with a business combination.

We will not be able to obtain additional financing until we complete a Business Combination. If we spend our available cash before we close a Business Combination, we may be forced to unwind the second Rule 419 distribution and deregister the founders’ shares and acquisition shares.

Deferred Offering Costs

Costs incurred in connection with the Rule 419 Distribution are capitalized and will be recorded as a reduction to additional paid-in capital upon the completion of the offering. As of June 30, 2004, we capitalized deferred offering costs in the amount of $11,039. These amounts are included in deferred offering costs on the balance sheet. If the offering is terminated, all amounts will be charged to operations in the period of the termination.

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

Form 10-QSB — Page- 7

WIN OR LOSE ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2004

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

Form 10-QSB — Page- 8

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

Financial condition

During the six-months ended June 30, 2004, our officers contributed $40,000 in additional paid in capital to our Company. We will not be able to obtain additional financing until we complete a Business Combination. If we spend our available cash before we close a Business Combination, we may be forced to unwind the second Rule 419 distribution and deregister the founders’ shares and acquisition shares.

We had $22,784 in cash and $5,125 in current liabilities at June 30, 2004.

Results of Operations

Three Months Ended June 30, 2004 and 2004

During the three months ended June 30, 2004, we had no revenue and paid $2,063 in expenses. During the comparable period of the preceding year, we had no revenue and paid $3,765 expenses.

In connection with our first Rule 419 distribution, our president received an office overhead allowance of $1,000 per month. We will not pay any compensation to our president in connection with our second Rule 419 distribution. Accordingly we believe our future operating expenses will be lower than our historical operating expenses.

Six Months Ended June 30, 2004 and 2004

During the six months ended June 30, 2004, we had no revenue and paid $5,773 in expenses. During the comparable period of the preceding year, we had no revenue and paid $8,863 expenses.

Financial Condition and Plan of Operations

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

Form 10-QSB — Page- 9

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

Rule 419 will require us to unwind the gift share distribution and deregister the gift shares, founders’ shares and acquisition shares if we are unable to negotiate a business combination, complete our reconfirmation offering and close the transaction prior to September 8, 2005 (18 months from the date of our prospectus). We believe our available cash resources will be adequate for our anticipated needs. Nevertheless, we may run out of money if a particular investigation requires significant technical expertise, or if we spend substantial amounts of money investigating a potential target and then determine that the potential target is not suitable.

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

As of August 6, 2004, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of January 15, 2004. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to August 6, 2004.

Form 10-QSB — Page- 10

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

NONE

Don't you just love that I have options??????
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIN OR LOSE ACQUISITION CORPORATION

/s/ Sally A Fonner

Sally A. Fonner, President Dated: August 9, 2004

/s/ John L. Petersen

John L. Petersen, Chief Accounting Officer Dated: August 9, 2004
Form 10-QSB — Page- 11