Form 10-Q
period 2004-09-30
WIN OR LOSE ACQUISITION CORP
filed 2004-11-10
CIK 1130216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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
Yes  [X]    No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 9, 2004
Common Stock, $0.001 Par Value	2,400,000 Shares

Form 10-Q — Page-1

Form 10-Q — Page-2

WIN OR LOSE ACQUISITION CORPORATION
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
Current Assets:
Cash	$15,541	$1,085
Deposits and prepaid expense	$4,375	$-
Total current assets	19,916	1,085

Deferred Offering Costs
Filing fees	462	10
Miscellaneous offering costs	11,096	-
Legal fees	1,625	-
Total deferred offering costs	13,184	10

Total Assets	$33,100	$1,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$250	$2,250
Due to affiliates	$-	$-
Total current liabilities	$250	$2,250

Long-term Debt
Total long-term debt	$-	$-

Total Liabilities	$250	$2,250

Stockholders’ Equity
Common stock, $0.001 par value, 25,000,000 shares authorized, 2,400,000 shares outstanding at September 30, 2003 and 2002	$2,400	$2,400
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	-	-
Additional paid in capital	$253,444	$213,443
Deficit accumulated during development stage	$(222,994)	$(216,998)

Total Stockholder’s Equity	$32,850	$(1,155)

Total Liabilities and Stockholders’ Equity	$33,100	$1,095

The accompanying notes are an integral part of these financial statements.

Form 10-Q — Page-3

WIN OR LOSE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Expenses
General and administrative	$222	$3,750	$5,995	$12,236
Total Expenses	$222	$3,750	$5,995	$12,236

Net(Loss)	$(222)	$(3,750)	$(5,995)	$(12,236)

Net (Loss) Per Common Share	$-	$-	$-	$-

Number of common shares issued
and outstanding during period	2,400,000	2,400,000	2,400,000	2,400,000

Number of common shares used
to compute net loss per share	2,400,000	2,400,000	2,400,000	2,400,000

The accompanying notes are an integral part of these financial statements.

Form 10-Q — Page-4

WIN OR LOSE ACQUISITION CORPORATION
STATEMENT OF CASH FLOW

	Nine-Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(5,995)	$(12,236)
Less expenses paid by affiliates	$-	$-
Net cash operating loss	$(5,995)	$(12,236)

Change in operating assets and liabilities:
(Increase) decrease in deposits and prepaid expenses	$(4,375)
Increase (decrease) in current liabilities	$(2,000)	$2,015
Net cash provided by (used in)
operating activities	$(12,371)	$(10,221)

Cash flows from financing activities
Proceeds from issuance of common stock
Additional capital contribution	$40,000
Decrease (increase) in deferred offering costs
incurred by the company	$(13,174)	$13,164
Net cash provided by (used in)
financing activities	$26,826	$13,164

Net increase (decrease) in cash	$14,456	$2,942

Cash balance, beginning of period	$1,085	$-

Cash balance, end of period	$15,541	$2,942

The accompanying notes are an integral part of these financial statements.

Form 10-Q — Page-5

WIN OR LOSE ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-K and should be read in conjunction with the Notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three- and nine-month periods ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

There was no impact on the financial statements for the three- and nine-month periods ended September 30, 2004 and 2003, since no employee stock options were granted during those periods.

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

No common equivalent shares were required to be added back to the basic weighted average shares outstanding in order to compute the diluted weighted average shares outstanding

Form 10-Q — Page-6

WIN OR LOSE ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

Deferred Offering Costs

Costs incurred in connection with the Rule 419 Distribution are capitalized and will be recorded as a reduction to additional paid-in capital upon the completion of the offering. As of September 30, 2004, we capitalized deferred offering costs in the amount of $13,184. These amounts are included in deferred offering costs on the balance sheet. If the offering is terminated, all amounts will be charged to operations in the period of the termination.

5.	New Accounting Standards

In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings Per Share". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for the fiscal quarter ending September 30, 2004. We do not anticipate that adopting EITF 03-06 will have any impact on our consolidated financial statements.

Form 10-Q — Page-7

WIN OR LOSE ACQUISITION CORPORATION
(A DEVELOPMENT STAGE ENTITY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

Form 10-Q — Page-8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Organization and prior distribution

We were incorporated in Delaware on December 1, 2000. Thereafter, we registered an initial public offering of common stock under the Securities Act. Our prior registration statement was declared effective in June 2002 and we completed our first Rule 419 distribution in August 2002. Market conditions were very poor in late 2002 and early 2003. Moreover, our president became ill in early 2003 and she subsequently learned that her condition would require surgery and a lengthy recovery. The combination of poor market timing and unanticipated medical problems negatively impacted our ability to implement our business plan. Since our first distribution was subject to Rule 419 and we were unable to close an acquisition within 18 months, we unwound our first Rule 419 distribution in November 2003 and removed all our shares from registration.

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

Financial condition

During the nine-months ended September 30, 2004, our officers contributed $40,000 in additional paid in capital to our Company. We will not be able to obtain additional financing until we complete a Business Combination. If we spend our available cash before we close a Business Combination, we may be forced to unwind the second Rule 419 distribution and deregister the founders’ shares and acquisition shares.

We had $15,541 in cash and $250 in current liabilities at September 30, 2004.

Results of Operations

Three Months Ended September 30, 2004 and 2004

During the three months ended September 30, 2004, we had no revenue and paid 222 in expenses. During the comparable period of the preceding year, we had no revenue and paid $5,995 expenses.

In connection with our first Rule 419 distribution, our president received an office overhead allowance of $1,000 per month. We will not pay any compensation to our president in connection with our second Rule 419 distribution. Accordingly we believe our future operating expenses will be lower than our historical operating expenses.

Nine Months Ended September 30, 2004 and 2004

During the nine months ended September 30, 2004, we had no revenue and paid $5,996 in expenses. During the comparable period of the preceding year, we had no revenue and paid $12,236 in expenses.

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

Form 10-Q — Page-9

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our financial assets consist of bank deposits and we own no portfolio investments that would expose our Company to the type of risks described in Item 304 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

After the end of the fiscal quarter ended September 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer. Based on that evaluation, our company’s management including our chief executive officer and our chief financial officer concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls between the date we completed our evaluation and the date of filing of this Report on Form 10-Q.

Form 10-Q — Page-10

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

Form 10-Q — Page-11

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIN OR LOSE ACQUISITION CORPORATION

/s/ Sally A Fonner
Sally A. Fonner, President Dated: November 9, 2004

/s/ John L. Petersen
John L. Petersen, Chief Accounting Officer Dated: November 9, 2004

Form 10-Q — Page-12