Form 10-K
period 2004-12-31
WIN OR LOSE ACQUISITION CORP
filed 2005-03-30
CIK 1130216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.Yes  X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 29, 2005
Common Stock, $0.001 Par Value	2,400,000 Shares

No documents are incorporated by reference in this Form 10-K.

TABLE OF CONTENTS

PART I

ITEM 1	Business	3

ITEM 2	Properties	16

ITEM 3	Legal Proceedings	16

ITEM 4	Submission of Matters to a Vote Of Security Holders	16

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	37

	Signatures	38

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

“Forward-looking” statements have been included throughout this report on Form 10-K. These statements arise most frequently in connection with our attempt to predict future events. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The important factors listed in the section entitled “Risk Factors,” as well as any cautionary language in this report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of the events described in this Report could have an adverse effect on our business or financial condition. You should also be aware that the “forward-looking” statements are subject to a number of risks, assumptions and uncertainties, such as:

•	Our goals, our business plan and the availability of suitable targets;

•	Our ability to locate a suitable target, conduct an adequate due diligence investigation and negotiate a reasonable business combination;

•	Our ability to execute our business plan in compliance with the requirements of Rule 419;

•	The potential development of a public trading market for the combined companies’ shares;

•	Changes in general business and market conditions and our ability to react to these changes;

•	Our status as a blank check company with an evolving and unpredictable business model;

•	Our ability to satisfy our future capital requirements and react to business opportunities;

•	Complex regulations that apply to us as a blank check company;

•	Other factors including those detailed in this report on Form 10-K under the heading “Risk Factors.”

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

Pages 3 and 4

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

Overview of Rule 419

Blank check companies have been used as vehicles for fraud and manipulation in the penny stock market. In response to a Congressional mandate, the SEC adopted Rule 419, which requires blank check companies like ours to implement certain safekeeping, disclosure and reconfirmation procedures in their public offerings, including:

•	Depositing at least 90% of any net offering proceeds in escrow until the requirements of Rule 419 have been satisfied and an acquisition has been completed;

•	Depositing all stock certificates for shares distributed to the public in escrow until the requirements of Rule 419 have been satisfied and an acquisition has been completed;

•	Conducting a reconfirmation offering for the purpose of giving public stockholders an opportunity to review and consider detailed prospectus disclosure concerning a proposed acquisition;

•	Giving each public stockholder an opportunity to either approve the proposed acquisition and retain his shares, or reject the proposed acquisition and unwind his share acquisition transaction;

•	Unwinding transactions with individual stockholders that fail to approve the reconfirmation offering; and

•	Unwinding all transactions if a specified percentage of the public stockholders do not approve the reconfirmation offering in writing, or if a suitable acquisition is not closed within 18 months.

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

History of our company

On December 21, 2000, we filed a Form S-1 registration statement under the Securities Act of 1933 (the “Securities Act”) for an initial public offering of our common stock. We subsequently filed a Form 8-A registration statement to register our common stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our registration statements were ultimately declared effective on June 7, 2002. In its final form, our Form S-1 registration statement under the Securities Act included the following securities:

•	400,000 common shares that our officers intended to transfer as gifts to 800 donees selected by them;

•	1,600,000 common shares that our officers intended to offer to sell to our advisors, the owners of a target and other participants in a business combination; and

•	12,600,000 common shares that our company intended to offer to issue in connection with an acquisition.

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

Pages 5 and 6

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

In January 2004, after considering the available options, our officers decided to recapitalize our company and file a second registration statement under the Securities Act for a substantially identical distribution of securities. Our officers contributed $40,000 in additional capital during the first quarter of 2004. Our new Form S-1 registration statement was filed on February 20, 2004 and became effective on March 8, 2004. We believe market conditions and our president’s health have improved to a point where we have a reasonable probability of success. However we cannot give you any assurance that our current distribution will have a better outcome than our prior distribution.

In April 2004, our company and our officers entered into consulting agreements with seven advisors who provided personal services to our company. Under these contracts, we agreed to pay certain cash compensation to the advisors and our officers agreed to grant the advisors a conditional right to purchase a total of 100,000 founders’ shares at a price of $0.25 per share. Each of the transactions with advisors was also subject to Rule 419.

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

Overview of shell transactions

The two most common ways for a private company to “go public” are a traditional IPO, or a business combination with a public shell. Most private companies that decide to go public do so because they need to raise capital. But financing is not the only reason that private companies decide to go public. Other reasons include:

•	Increasing total stockholder value by transforming a private company into a public company;

•	Creating an “alternative currency” (i.e. publicly traded shares) that can be used for acquisitions;

•	Facilitating equity-based compensation for employees and management;

•	Providing investment liquidity for investors and minority stockholders; and

•	Preparing a foundation for future financing activities.

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

Information requirements for targets

We must file a post effective amendment to our registration statement and conduct a reconfirmation offering before we close a business combination. Rule 419(e)(1) requires that the amendment contain:

•	The information specified by Form S-1 and the applicable Industry Guides;

•	Audited balance sheets as of the end of the two most recently completed fiscal years and unaudited interim balance sheets for the dates specified in Regulation S-X;

•	Audited statements of income and cash flow for the three most recently completed fiscal years and unaudited interim statements of income and cash flow for the periods specified in Regulation S-X; and

•	Unaudited pro forma financial information on the combined companies.

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

In evaluating potential targets, our officers will ordinarily consider the following factors, among others:

•	The target’s liquidity, financial condition and results of operation;

•	The target’s growth potential and future capital requirements;

•	The nature, competitive position and market potential of the target’s products, processes or services;

•	The relative strengths and weaknesses of the target’s intellectual property protection;

•	The education, experience and abilities of the target’s management and key personnel;

•	The regulatory environment within the target’s industry; and

•	The market performance of the equity securities of similar public companies in the target’s industry.

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

Our registration statement includes 12,600,000 acquisition shares that we may issue in connection with a business combination. It also includes 1,597,000 shares that our founders may resell to our advisors, owners of a target and other participants in the business combination. Within these limits, our officers will have unlimited flexibility to structure a business combination and establish terms for the resale the founders’ shares. At the date of this Annual Report on Form 10-K, our officers have granted options to purchase an aggregate of 100,000 founders’ shares to a seven advisors to our company.

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

Valuation of targets

Our board of directors intends to rely on established metrics that are generally used in the financial community to determine the value of a target and negotiate the terms of a business combination. Our board of directors will ordinarily begin its evaluation of a target using the following objective factors, among others:

•	The target’s audited balance sheet;

•	The target’s historical and projected sales; and

•	The target’s historical and projected results of operations and cash flow.

In most cases, our board of directors will also consider a variety of subjective factors that can have a positive or negative impact on valuation decisions, including:

•	Overall conditions in the target’s industry and the target’s competitive position within its industry;

•	The relative strengths and weaknesses of the target’s business development plans;

•	The market capitalization of similarly situated public companies; and

•	The relative strengths and weaknesses of the target, compared with similarly situated public companies.

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

Our officers contributed $40,000 of additional capital to our company during the first quarter of 2004. Our available cash resources may be insufficient to pay our anticipated operating expenses through September 7, 2005. We will not be able to obtain additional financing until we complete a business combination. If we spend our available cash before we close a business combination, we may be forced to unwind our planned gift share distribution and deregister the gift shares, founders’ shares and acquisition shares.

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

We do not have access to any substantial financial resources. Accordingly, a business combination with our company will probably not be less expensive than an IPO. Potential targets will expend substantial sums for:

•	The fees of their lawyers and accountants who will bear primary responsibility for preparing the information that must be included in the prospectus for our reconfirmation offering;

•
The costs of preparing any additional registrations and applications necessary to facilitate the closing of a business combination, comply with state law or facilitate the development of a trading market; and

•	The costs of preparing, filing and distributing regular reports under the Exchange Act, together with the specific stockholder reports required by Rule 419.

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

We have not submitted any matters to a stockholders vote during the fourth quarter of 2004.

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

ITEM 6 — SELECTED FINANCIAL DATA

Summary Statement of Operations Data

The following table presents summary information on our results of operations for the years ended December 31, 2004, 2003 and 2002. This data is qualified in its entirety by our financial statements.

	Year ended December 31,
		2003	2002
Selling, General & Administrative Expenses	$5,995	$189,592	$16,120
Net income (loss)	($5,995)	($189,592)	($16,120)
Net Income (loss) per share	($0.00)	($0.08)	($0.01)
Number of shares outstanding (4)	2,400,000	2,400,000	2,400,000

Summary Balance Sheet Data

The following table presents summary information on our financial condition at December 31, 2004 and 2003. This data is qualified in its entirety by our financial statements.

	As of December 31,
	2004	2003
Cash in banks	$15,541	$1,085
Deposits and prepaid expenses	100
Deferred offering costs	17,459	10
Total assets	$33,100	$1,095

Total Liabilities	$250	$2,250

Common stock	2,400	$2,400
Additional paid-in capital	253,443	213,443
Accumulated deficit	(222,994)	(216,998)
Total stockholders’ equity (deficit)	$32,850	($ 1,115)

Total liabilities and stockholders’ equity (deficit)	$33,100	$1,095

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

Financial condition

Our officers contributed $40,000 in additional capital during the first quarter of 2004. We had $15,541 in cash to finance our proposed operations as of December 31, 2004. We believe our available cash resources will be adequate for our anticipated needs.

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

Rule 419 will require us to unwind the gift share distribution and deregister the gift shares, founders’ shares and acquisition shares if we are unable to negotiate a business combination, complete our reconfirmation offering and close the transaction within 18 months from the date of our prospectus. If we ultimately conclude that we will be unable to meet this deadline, we will unwind our Rule 419 distribution and the gift share donees will receive nothing. We believe our available cash resources will be adequate for our anticipated needs. Nevertheless, we may run out of money if a particular investigation requires significant technical expertise, or if we spend substantial amounts of money investigating a potential target and then determine that the potential target is not suitable.

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin

Certified Public Accountant

687 Lee Road

Rochester, NY 14606

Board of Directors and Shareholders

Win or Lose Acquisition Corporation

Dunedin, Florida

I have audited the accompanying balance sheets of Win or Lose Acquisition Corporation (the "Company") as of December 31, 2004 and December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Win or Lose Acquisition Corp. as of December 31, 2002 were audited by other auditors whose report dated March 24, 2003 expressed an unqualified opinion on those financial statements.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Win or Lose Acquisition Corporation as of December 31, 2004 and December 31, 2003 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

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

March 28, 2005

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Page

Win or Lose Acquisition Corporation
Balance Sheet
	December 31,
	2004	2003
Assets

Current Assets
Cash	$15,541	$1,085
Deposits and Prepaid Expenses	$100
Deferred Offering Costs	17,459	10

Total Assets	$33,100	$1,095

Liabilities & Equity

Current Liabilities:
Accounts payable	$250	$2,250

Equity:
Preferred Stock-5,000,0000 authorized $0.001 par (none outstanding)
Common stock-25,000,000 authorized $0.001 par value
2,400,000 issued & outstanding	2,400	2,400
Additional paid in capital	253,444	213,444
Accumulated Deficit	(222,994)	(216,999)
Total Equity	32,850	(1,155)

Total Liabilities & Equity	$33,100	$1,095

See notes Summary of Significant Accounting Policies and notes to financial statements

Win or Lose Acquisition Corporation.
Statement of Operations
	Years Ended December 31,
	2004	2003	2002

Net Sales	$0	$0	$0

Selling, General & Administrative Expenses	5,995	189,592	16,120
(Loss) Before Income Taxes	(5,995)	(189,592)	(16,120)

Income Taxes	0	0	0

Net Loss	($5,995)	($189,592)	($16,120)

Basic and Diluted Net Loss Per Share	Nil	($0.08)	($0.01)

Weighted Average Common Shares Outstanding	2,400,000	2,400,000	2,400,000

See notes Summary of Significant Accounting Policies and notes to financial statements

Win or Lose Acquisition Corporation
Statement of Cash Flows
	Years Ended December 31,
	2004	2003	2002

Cash Flows from Operating Activities:
Net Loss	($5,995)	($189,592)	($16,120)
Changes in Operating Assets & Liabilities
Prepaid expenses	(17,549)	174,202	(22,507)
Accounts payable & accrued expenses	(2,000)	(587)	2,837
Net cash used by operating activities	(25,544)	(15,977)	(35,790)

Cash Flows from Financing Activities:
Additional capital contributed by shareholders	40,000	6,852	7,574
Net cash generated by financing activities	40,000	6,852	7,574

Net Change In Cash	14,456	(9,125)	(28,216)
Cash-Beginning	1,085	10,210	38,426
Cash-Ending	$15,541	$1,085	$10,210

See notes Summary of Significant Accounting Policies and notes to financial statements

Win or Lose Acquisition Corporation
Statement of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit
Balance at December 31, 2001	0	$0	2,400,000	$2,400	$157,663	($11,287)
Contribution of Capital					48,929
Net Loss						(16,120)
Balance at December 31, 2002	0	0	2,400,000	2,400	206,592	(27,407)
Contribution of Capital					6,852
Net Loss						(189,592)
Balance at December 31, 2003	0	$0	2,400,000	2,400	213,444	(216,999)
Contribution of Capital					40,000
Net Loss						(5,995)
Balance at December 31, 2004	0	$0	2,400,000	$2,400	$253,444	($222,994)

See notes Summary of Significant Accounting Policies and notes to financial statements

WIN OR LOSE ACQUISITION CORPORATION
Summary of Significant Accounting Policies
December 31, 2004

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes and debentures payable would be estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

We amortize the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

Comprehensive Income: Comprehensive income is defined as changes in the equity of an enterprise except those resulting from shareholder transactions. The amounts shown on the statement of stockholder’s equity relate to the cumulative effect of minimum pension liabilities, translation adjustments, and unrealized gain or loss on securities.

Stock-Based Compensation Plans: We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” or SFAS 148, using the Black-Scholes pricing model. We charge the value of the equity instrument to earnings and in accordance with FASB’s Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.”

Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

There were no such warrants or options that would have been required to be added to the basic weighted shares in 2002-2004.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be expensed.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

 In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position, results of operations or cash flows.

.

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

1. Organization and Operations

Win or Lose Acquisition Corporation (the “Company”) was incorporated in Delaware on December 1, 2000, for the purpose of conducting a public distribution of securities and then effecting a merger, acquisition or other business combination transaction (a “Business Combination”) with an unidentified privately-held company (a “Target”). The Company has not engaged in any substantive business activities to date and has no specific plans to engage in any particular business in the future. The Company’s ability to commence operations is contingent upon completion of a proposed distribution of securities described below in our Stockholders’ Equity note.

The Company’s business goal is to engage in a Business Combination on terms that will give its’ stockholders a reasonable share of the increased market value that ordinarily arises when a private company makes the transition to public ownership. Since the Company has not yet identified a Target, persons who acquire the Company’s securities will have virtually no substantive information available for advance consideration of any specific Target. The Company’s business strategy is also referred to as a “blind pool” because neither the management of the Company nor the persons who acquire securities in the Proposed Distribution know what the business of the Company will be.

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

Prior Rule 419 Distribution: On June 7, 2002, the SEC granted an order of effectiveness with respect to the Company’s first Form S-1 registration statement under the Securities Act of 1933. This registration statement included:

•	400,000 shares that the Company’s officers intended to transfer to 800 donees selected by them;

•	1,600,000 shares that the Company’s officers intended to offer to advisors to the Company, the owners of a target and other participants in a business combination; and

•	12,600,000 shares that the Company intended to offer in connection with a business combination.

The Company’s officers completed the gift share distribution on August 2, 2002. In connection with the Distribution, the Company’s officers distributed a total of 400,000 gift shares and 3,000 founders’ shares to 806 donees selected by them. Each donee received 500 gift shares, which were promptly deposited in a Rule 419 escrow account.

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

Additional Contribution of Capital: In the first quarter of 2004, the Company’s officers contributed $40,000 in additional paid in capital.

Second Rule 419 Distribution: In January 2004, the Company’s officers elected to recapitalize the Company by contributing an additional $40,000 and filing a second Form S-1 registration statement under the Securities Act of 1933. This registration statement included:

•	403,000 shares that the Company’s officers intended to transfer to the 806 donees who received shares in connection with the first Rule 419 distribution;

•	1,597,000 shares that the Company’s officers intended to offer to advisors to the Company, the owners of a target and other participants in a business combination; and

•	12,600,000 shares that the Company intended to offer in connection with a business combination.

There is no assurance that the Company will be able to identify a target and implement a Business Combination. If the Company is unable to close a transaction before September 7, 2005, Rule 419 will require that all gift share transactions be unwound and all certificates for gift shares be returned to the Company’s officers. In that event, the Donees will receive nothing

Year 2000 Incentive Stock Plan

Purpose of the Plan: In December 2000, the company approved its Year 2000 Incentive Stock Plan. The Plan’s charter calls for a 10 year life. It is intended to promote the interests of Win or Lose Acquisition Corporation by providing the employees of the Company, who are largely responsible for the management, growth and protection of the Company’s business, with a proprietary interest in the Company.

Stock Subject to the Plan: Under the Plan, the plan committee may grant to participants (i) options, (ii) shares of restricted stock, (iii) shares of phantom Stock, (iv) stock bonuses and (v) cash bonuses. The committee may grant options, shares of restricted stock, shares of phantom stock and stock bonuses under the Plan with respect to an underlying number of shares of Common Stock that in the aggregate at any time does not exceed the lesser of (a) 750,000 shares of common stock, or (b) 10% of the number of shares of common stock issued and outstanding immediately after the completion of a Business Combination.

Eligibility: The persons who shall be eligible to receive Incentive Awards pursuant to the Plan shall be such full-time employees of the Company as the plan committee in its absolute discretion shall select from time to time.

There have been no employee grants issued.

3. Related Party Transactions

Employment Agreement: The Company has entered into an employment agreement with its President and Chief Executive Officer. The agreement, with an effective date of December 28, 2001, provided for an initial salary of $1,000 per month. The term commenced upon the effective date of the company’s registration statement under the Securities Act of 1933 and continued for a period of 17 months thereafter. Payments and/or compensating offsets of $ 12,000 and $ 9,000 have been made covering years 2003 and 2002, respectively. The company has no further obligation under this agreement.

4. Income Taxes

The Company has approximately $ 220,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2024. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2004	2003
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0
Total currently payable	0	0
Deferred:
Federal	2,387	68,492
State	300	10,672
Total deferred	2,687	79,164
Less increase in allowance	(2,687)	(79,164)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2004	2003
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$81,851	$79,164
Less valuation allowance	(81,851)	(79,164)
Net deferred	$0	$0

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

ITEM 9A — CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. While the design of our disclosure controls and procedures is adequate for our current needs and anticipated future conditions, and there can be no assurance that our current design will succeed in achieving its stated goals under all possible future conditions. Accordingly we may be required to modify our disclosure controls and procedures in the future.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2004, our chief executive officer and our chief financial officer have concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Annual Report on Form 10-K was being prepared

There was no change in our internal control over financial reporting that occurred during our last fiscal year that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies our directors and executive officers.

Name	Age	Position
Sally A. Fonner	56	President
Mark R. Dolan	53	Executive Vice President, Director
John L. Petersen	53	General Counsel, Director
Rachel A. Fefer	41	Secretary/Treasurer, Director

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

Mr. John L. Petersen is a principal stockholder of our company and has served as a member of our board of directors and our general counsel since inception. We believe Mr. Petersen will continue to serve as a director and officer until we complete a business combination. Mr. Petersen is not a full-time employee of our company and is not required to devote a specific amount of time to our business. Mr. Petersen has been principally engaged in the practice of law for 23 years. He is a member of the Texas Bar Association and practices in the areas of securities and corporate law where he focuses on the corporate finance needs of entrepreneurial companies. Since April 1999, Mr. Petersen has been a partner in the law firm of Petersen & Fefer, Barberêche, Switzerland. From January 1995 to April 1999, he was a self-employed solo practitioner. Mr. Petersen presently serves as a director of Axion Power International, Inc., a position he has held since February 2003. Mr. Petersen is a 1976 graduate of the College of Business Administration at Arizona State University and a 1979 graduate of the Notre Dame Law School. Mr. Petersen was admitted to the State Bar of Texas in May 1980 and received his license to practice as a Certified Public Accountant in March 1981.

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

Potential conflicts of interest

None of our officers are affiliated with or involved in any other blank check companies or public shells at the date of this report. However, donees should be aware of the following potential conflicts of interest:

•	Our officers are not full-time employees of our company and they are not required to devote any specific amount of time to our business.

•	Our officers are actively involved in other business pursuits and will face conflicts of interest in allocating their time between our affairs and their other business interests.

•	Our officers may become affiliated with other entities, including blank check companies and public shells, which propose to engage in business activities similar to ours.

•	Our officers may have fiduciary obligations to more than one entity and they might be obligated to present a single opportunity to more than one entity.

•	Each of our officers is also an owner of founders’ shares that will be offered for sale to third parties in connection with a business combination. Therefore, it is likely that:

•	A business combination will result in a series of related transactions where our company receives property for the acquisition shares but our officers receive cash for their founders’ shares; and

•
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

In general, officers and directors of a Delaware corporation are obligated to act in a manner that is in, or not opposed to, the best interests of the stockholders. In particular, under the Delaware corporate opportunity doctrine, officers and directors are required to bring business opportunities to the attention of a corporation if:

•	The corporation could financially undertake the opportunity;

•	The opportunity is within the corporation’s line of business; and

•	It would be unfair to the corporation and the stockholders if the officers and directors failed to bring the opportunity to the attention of the corporation.

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

ITEM 11 — EXECUTIVE COMPENSATION

Between June 2002 and April 2003, our president Sally Fonner received an overhead allowance of $1,000 per month. Except for this allowance, no cash compensation was awarded to, earned by or paid to any of our officers or directors during the three years ended December 31, 2004. The following table summarizes the foregoing.

Name and principal position	Year	Salary	Bonus	All other compensation
Sally A. Fonner, president	2004	—	—	—
	2003	—	—	$4,000
	2002	—	—	$7,000

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information on the ownership of our shares at December 31, 2004. The table also presents a pro forma case that gives immediate effect to the issuance of 12,600,000 acquisition shares and the resale of 1,597,000 founders’ shares in connection with a business combination:

All persons named in the table have sole voting and investment power with respect to the shares owned by them. The table identifies:

•	Each of our officers, directors and 5% stockholders; and

•	All our officers and directors as a group.

Name and Address of Beneficial Owner		After Distribution (1)			After Combination (2)
	Shares	Percent		Shares	Percent
John L. Petersen (2)(3)(4)		998,500	41.60%		200,000	1.33%
Rachel A. Fefer (2)(3)(4)		998,500	41.60%		200,000	1.33%
Mark R. Dolan (4)(5)		499,000	20.79%		100,000	0.67%
Sally A. Fonner (4)(6)		499,500	20.81%		100,000	0.67%
All Officers and Directors
as a group (four persons)		1,997,000	83.21%		400,000	2.67%
(1)	Gives effect to the distribution of 403,000 shares to donees in March 2004.
(2)	Château de Barberêche, Switzerland 1783 Barberêche.
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

Section 16(a) beneficial ownership reporting compliance

Based solely on our review of the reports on Forms 3, 4, and 5 that were filed by our officers during the year ended December 31, 2004, we have determined that:

•	John L. Petersen, Sally A. Fonner, Rachel A. Fefer and Mark R. Dolan each failed to file a Form 4 to report the distribution of gift shares in March 2004;

•	John L. Petersen, Sally A. Fonner, Rachel A. Fefer and Mark R. Dolan each failed to file a Form 4 to report their execution of conditional resale agreements with advisors in April 2004.

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

Our officers contributed $40,000 of additional capital in the first quarter of 2004. We will not be obligated to reimburse these additional capital contributions.

All future transactions between us and any of our officers or their respective affiliates will be on terms that we believe are no less favorable than the terms that could have been negotiated with unaffiliated third parties. All related party transactions will require prior approval from a majority of our disinterested directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees The aggregate fees billed to the Company by Michael Cronin, CPA for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $4,000 in 2004.The aggregate fees billed to the Company by Want & Ender CPA PC for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $1,000 per year in 2003 and 2002.

Audit-Related Services We were not billed any fees for audit-related services in 2004, 2003 or 2002.

Tax Services We were not billed any fees for tax preparation services in 2004, 2003 or 2002.

All Other Fees We were not billed for any other services provided by Michael Cronin CPA or Want & Ender CPA PC in 2004, 2003 or 2002.

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

Auditors’ report of Michael F. Cronin, CPA for the year ended December 31, 2004 and 2003
Balance Sheet as of December 31, 2004 and 2003
Statement of Operations for the years ended December 31, 2004, 2003 and 2002
Statement of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Statement of Cash Flow for the years ended December 31, 2004, 2003 and 2002
Summary of Significant Accounting Policies
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
Date March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Sally A. Fonner
Sally Fonner, Chief Executive Officer and Director
Date March 29, 2005

By /s/ John L. Petersen
John L. Petersen, Chief Financial Officer and Director
Date March 29, 2005