Form 10-Q
period 2005-03-31
WIN OR LOSE ACQUISITION CORP
filed 2005-05-13
CIK 1130216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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
Yes  [X] No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 10, 2005
Common Stock, $0.001 Par Value	2,400,000 Shares

WIN OR LOSE ACQUISITION CORPORATION
BALANCE SHEETS
AT MARCH 31, 2005 AND DECEMBER 31, 2004

ASSETS
	March 31,	December 31,
	2005	2004
	(unaudited)
Current Assets:
Cash	$11,668	$15,541
Deposits and prepaid expense	100	100
Total current assets	11,768	15,641

Deferred Offering Costs
Filing fees	462	462
Miscellaneous offering costs	17,709	15,371
Legal fees	1,625	1,625
Total deferred offering costs	19,797	17,459

Total Assets	$31,565	$33,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$250	$250
Due to affiliates	$-	-
Total current liabilities	$250	250

Long-term Debt
Total long-term debt	$-	-

Total Liabilities	$250	$250

Stockholders’ Equity
Common stock, $0.001 par value, 25,000,000 shares authorized, 2,400,000 shares outstanding at December 31, 2004 and March 31, 2005	$2,400	$2,400
Preferred, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	-	-
Additional paid in capital	$253,444	253,444
Deficit accumulated during development stage	$(224,529)	(222,994)

Total Stockholder’s Equity	$31,315	$32,850

Total Liabilities and Stockholders’ Equity	$31,565	$33,100

The accompanying notes are an integral part of these financial statements.

WIN OR LOSE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Expenses
Organization Costs
General and administrative	$1,535	$3,710
Total Expenses	$1,535	$3,710

Net (Loss)	$(1,535)	$(3,710)

Net (Loss) Per Common Share	$ Nil	$ Nil

Number of common shares issued
and outstanding during period	2,400,000	2,400,000

Weighted average number of common shares used in
calculation of earnings per share (Basic & Diluted)	2,400,000	2,400,000

The accompanying notes are an integral part of these financial statements.

WIN OR LOSE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOW
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

	Three-Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)	$(1,535)	$(3,710)
Less expenses paid by affiliates	$-	$-
Net cash operating loss	$(1,535)	$(3,710)

Change in operating assets and liabilities:
(Increase) decrease in deposits and prepaid expenses	$-	$(4,375)
Increase (decrease) in current liabilities	$-	$2,875
Net cash provided by (used in)
operating activities	$(1,535)	$(5,211)

Cash flows from financing activities
Proceeds from issuance of common stock
Additional capital contribution		$40,000
(Increase) in deferred offering costs
incurred by the company	$(2,338)	$(11,174)
Net cash provided by (used in)
financing activities	$(2,338)	$28,826

Net increase (decrease) in cash	$(3,873)	$23,615

Cash balance, beginning of period	$15,541	$1,085

Cash balance, end of period	$11,668	$24,700

The accompanying notes are an integral part of these financial statements.

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2005

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

There was no impact on the consolidated financial statements for the three month periods ended March 31, 2005 and 2004, since no employee stock options were granted during those periods.

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

Deferred Offering Costs

Costs incurred in connection with the Rule 419 Distribution are capitalized and will be recorded as a reduction to additional paid-in capital upon the completion of the offering. As of March 31, 2005, we capitalized deferred offering costs in the amount of $19,797. These amounts are included in deferred offering costs on the balance sheet. If the offering is terminated, all amounts will be charged to operations in the period of the termination.

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

Financial condition

We had $11,688 in cash and $250 in current liabilities at March 31, 2005. We will not be able to obtain additional financing until we complete a Business Combination. If we spend our available cash before we close a Business Combination, we may be forced to unwind the second Rule 419 distribution and deregister the founders’ shares and acquisition shares.

Results of Operations for the
Three Months Ended March 31, 2005 and 2004

During the three months ended March 31, 2005, we had no revenue and paid $1,535 in expenses. During the comparable period of the preceding year, we had no revenue and paid $3,710 in administrative expenses.

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

As of the end of the fiscal quarter ended March 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and our chief financial officer who concluded that our disclosure controls and procedures are effective. As of March 31, 2005 and the date of this report there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-Q.

Disclosure controls and procedures are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

WIN OR LOSE ACQUISITION CORPORATION

/s/ Sally A Fonner
Sally A. Fonner, President Dated: May 13, 2005

/s/ John L. Petersen
John L. Petersen, Chief Accounting Officer Dated: May 13, 2005