Form 10-Q
period 2005-06-30
WIN OR LOSE ACQUISITION CORP
filed 2005-08-03
CIK 1130216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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
Yes  [X] No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 2, 2005
Common Stock, $0.001 Par Value	2,400,000 Shares

Form 10-Q — Page-1

Form 10-Q — Page-2

WIN OR LOSE ACQUISITION CORPORATION
BALANCE SHEETS
AT JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Current Assets:
Cash	$10,773	$15,541
Deposits and prepaid expense	100	100
Total current assets	10,873	15,641

Deferred Offering Costs
Filing fees	462	462
Miscellaneous offering costs	17,709	15,371
Legal fees	1,625	1,625
Total deferred offering costs	19,797	17,459

Total Assets	$30,670	$33,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$250	$250
Due to affiliates	$-	-
Total current liabilities	$250	250

Long-term Debt
Total long-term debt	$-	-

Total Liabilities	$250	$250

Stockholders’ Equity
Common stock, $0.001 par value, 2,400,000 shares outstanding at December 31, 2004 and June 30, 1004	$2,400	$2,400
Preferred, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	-	-
Additional paid in capital	253,444	253,444
Deficit accumulated during development stage	(225,424)	(222,994)

Total Stockholder’s Equity	30,420	32,850

Total Liabilities and Stockholders’ Equity	$30,670	$33,100

The accompanying notes are an integral part of these financial statements.

Form 10-Q — Page-3

WIN OR LOSE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Expenses
General and administrative	$895	$2,063	$2,430	$5,773
Total Expenses	$895	$2,063	$2,430	$5,773

Net(Loss)	$(895)	$(2,063)	$(2,430)	$(5,773)

Net (Loss) Per Common Share	$-	$-	$-	$-

Number of common shares issued
and outstanding during period	2,400,000	2,400,000	2,400,000	2,400,000

Weighted average number of common shares used in
calculation of net loss per share (basic & diluted)	2,400,000	2,400,000	2,400,000	2,400,000

The accompanying notes are an integral part of these financial statements.

Form 10-Q — Page-4

WIN OR LOSE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOW
FOR THE SIX-MONTH PERIODS ENDED JUNE 20, 2005 AND 2004

	Six-Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)	$(2,430)	$(5,773)
Change in operating assets and liabilities:
(Increase) decrease in deposits and prepaid expenses	$-	$-
Increase (decrease) in current liabilities	$-	$-
Net cash provided by (used in)
operating activities	$(2,430)	$(5,773)

Cash flows from financing activities:
Proceeds from issuance of common stock
Additional capital contribution		$40,000
Decrease (increase) in deferred offering costs
incurred by the company	$(2,338)	$1
Net cash provided by (used in)
financing activities	$(2,338)	$40,001

Net increase (decrease) in cash	$(4,768)	$34,228

Cash balance, beginning of period	$15,541	$-

Cash balance, end of period	$10,773	$34,228

The accompanying notes are an integral part of these financial statements.

Form 10-Q — Page-5

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2005

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three- and six-month periods ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

There was no impact on the consolidated financial statements for the three- and six-month periods ended June 30, 2005 and 2004, since no employee stock options were granted during those periods.

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

Form 10-Q — Page-6

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2005

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

Deferred Offering Costs

Costs incurred in connection with the Rule 419 Distribution are capitalized and will be recorded as a reduction to additional paid-in capital upon the completion of the offering. As of June 30, 2005, we capitalized deferred offering costs in the amount of $19,797. These amounts are included in deferred offering costs on the balance sheet. If the offering is terminated, all amounts will be charged to operations in the period of the termination.

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
Form 10-Q — Page-7

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, we would have been required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position, results of operations or cash flows.

In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings Per Share". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 has not had any impact on our financial statements.

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

Financial condition

We had $10,773 in cash and $250 in current liabilities at June 30, 2005. We will not be able to obtain additional financing until we complete a Business Combination. If we spend our available cash before we close a Business Combination, we may be forced to unwind the second Rule 419 distribution and deregister the founders’ shares and acquisition shares.

Results of Operations for the

Three Months Ended June 30, 2005 and 2004

During the three months ended June 30, 2005, we had no revenue and paid $895 in expenses. During the comparable period of the preceding year, we had no revenue and paid $2,063 in expenses.

In connection with our first Rule 419 distribution, our president received an office overhead allowance of $1,000 per month. We will not pay any compensation to our president in connection with our second Rule 419 distribution. Accordingly we believe our future operating expenses will be lower than our historical operating expenses.

Six Months Ended June 30, 2005 and 2004

During the six months ended June 30, 2005, we had no revenue and paid $2,430 in expenses. During the comparable period of the preceding year, we had no revenue and paid $5,773 in expenses.

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

As of the end of the fiscal quarter ended June 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and our chief financial officer (which duties include that of principal accounting officer) who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to them. .As of June 30, 2005 and the date of this report there have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-Q.

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

WIN OR LOSE ACQUISITION CORPORATION

/s/ Sally A Fonner
Sally A. Fonner, President Dated: August 2, 2005

/s/ John L. Petersen
John L. Petersen, Chief Accounting Officer Dated: August 2, 2005

Form 10-Q — Page-11