Form 10-Q
period 2005-09-30
WIN OR LOSE ACQUISITION CORP
filed 2005-11-14
CIK 1130216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-32783

WIN OR LOSE ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-3685745
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	identification No.)

1268 Bayshore Boulevard
Dunedin, Florida	34698
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number	(727) 239-7314

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 14, 2005
Common Stock, $.001 Par Value	2,400,000 Shares

Form 10-Q — Page-1

Form 10-Q — Page-2

WIN OR LOSE ACQUISITION CORPORATION
BALANCE SHEETS
AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

ASSETS
	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Current Assets:
Cash	$7,783	$15,541
Deposits and prepaid expense	100	100
Total current assets	7,883	15,641

Deferred Offering Costs
Filing fees	-	462
Miscellaneous offering costs	-	15,371
Legal fees	-	1,625
Total deferred offering costs	-	17,459

Total Assets	$7,883	$33,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$-	$250
Due to affiliates	-	-
Total current liabilities	-	250

Long-term Debt
Total long-term debt	-	-

Total Liabilities	$-	$250

Stockholders’ Equity
Common stock, $0.001 par value, 25,000,000 shares authorized, 1,500,000 shares outstanding at December 31, 2000 and 2,400,000 shares outstanding at December 31, 2001 and 2002	$2,400	$2,400
Preferred, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	-	-
Additional paid in capital	253,444	253,444
Deficit accumulated during development stage	(247,961)	(222,994)

Total Stockholder’s Equity	$7,883	$32,850

Total Liabilities and Stockholders’ Equity	$7,883	$33,100

The accompanying notes are an integral part of these financial statements.

Form 10-Q — Page-3

WIN OR LOSE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Expenses
General and administrative	2,740	222	5,170	5,995
Expenses of withdrawn offering	19,797	-	19,797	-
Total Expenses	22,537	222	24,967	5,995

Net (Loss)	($22,537)	($222)	($24,967)	($5,995)

Net (Loss) Per Common Share	($0.01)	($0.00)	($0.01)	($0.00)

Number of common shares issued
and outstanding during period	2,400,000	2,400,000	2,400,000	2,400,000

Number of common shares used in
calculation of net loss per share	2,400,000	2,400,000	2,400,000	2,400,000

The accompanying notes are an integral part of these financial statements.

Form 10-Q — Page-4

WIN OR LOSE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOW
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 20, 2005 AND 2004

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	($24,967)	($5,995)
Less expenses paid by affiliates	-	-
Net cash operating loss	(24,967)	(5,995)

Change in operating assets and liabilities:
(Increase) decrease in deposits and prepaid expenses	-	(4,375)
Increase (decrease) in current liabilities	(250)	(2,000)
Net cash provided by (used in)
operating activities	(25,217)	(12,371)

Cash flows from financing activities
Proceeds from issuance of common stock
Additional capital contribution		40,000
Decrease (increase) in deferred offering costs
incurred by the company	17,459	(13,174)
Net cash provided by (used in)
financing activities	17,459	26,826

Net increase (decrease) in cash	($7,758)	$14,456

Cash balance, beginning of period	$15,541	$1,085

Cash balance, end of period	$7,783	$15,541

The accompanying notes are an integral part of these financial statements.

Form 10-Q — Page-5

WIN OR LOSE ACQUISITION CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2004 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three- and nine-month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to comply with annual reporting requirements.

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

There was no impact on the consolidated financial statements for the three- and nine-month periods ended September 30, 2005 and 2004, since no employee stock options were granted during those periods.

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
SEPTEMBER 30, 2005

4.	Stockholders’ Equity

The Company’s Certificate of Incorporation authorizes the issuance of 25,000,000 shares of common stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval. There are 2,400,000 common shares outstanding at the date of this report. The Company currently has no commitments to issue any shares, however, it may issue a substantial number of additional shares in connection with a future business combination.

The Board of Directors is also empowered, without stockholder approval, to issue up to 5,000,000 shares of “blank check” preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the company’s common stock. There are no shares of preferred stock issued or outstanding.

5.	Unsuccessful Rule 419 Offering

On March 8, 2004, the SEC issued an order of effectiveness with respect to a Form S-1 registration statement under the Securities Act of 1933 that included:

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

The Company’s officers promptly completed the gift share distribution to 806 donees selected by them. Each donee received 500 gift shares, which were promptly deposited in a Rule 419 escrow.

In September 2005, the board of directors determined that the Company would not be able to close a business combination transaction within the 18-month time period specified in Rule 419. Therefore the Company filed a post effective amendment to its registration statement for the purpose of deregistering its securities. The post-effective amendment was declared effective on September 21, 2005 and the shares on deposit in the Rule 419 escrow were returned to the company’s officers. We have four stockholders at the date of this report.

6.	Expenses of unsuccessful Rule 419 Offering

Costs incurred in connection with the unsuccessful Rule 419 offering were capitalized and carried as an asset until the board of directors determined that the Company would not be able to close a business combination transaction within the 18-month time period specified in Rule 419. When the unsuccessful Rule 419 offering was terminated in September 2005, all amounts carried as deferred offering costs were charged to operations.

7.	New Accounting Standards

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

Form 10-Q — Page-7

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

Organization and prior distributions

We were incorporated in Delaware on December 1, 2000 and subsequently filed a Form S-1 registration statement for an initial public offering of common stock that was declared effective in June 2002. We completed our first Rule 419 distribution in August 2002. Market conditions were very poor in late 2002 and early 2003 and we were unable to close an acquisition within 18-month period specified in Rule 419. Accordingly, we unwound our first Rule 419 distribution in November 2003 and removed all our shares from registration.

In March 2004 we filed a second Form S-1 registration statement for a second Rule 419 distribution that was declared effective in March 2004. We promptly completed the distribution and began the search for a suitable target. Because of conflicting commitments to other business activities, our directors and officers were not able to devote sufficient time, effort and attention to the search for a suitable target and in November 14005, the board of directors concluded that we would be unable to close an acquisition within 18 months as required by Rule 419. Accordingly, we unwound our second Rule 419 distribution in September 2005 and removed all our shares from registration.

We spent $176,479 in connection with our first Rule 419 distribution, which was charged to operations during the fourth quarter of 2003. We spent $19,797 in connection with our second Rule 419 distribution, which was charged to operations during the third quarter of 2005. Our cumulative operating expenses to date have been $51,685.

Results of Operations

— Three Months Ended September 30, 2005 and 2004

During the three months ended September 30, 2005, we had no revenue, paid $2,740 in general and administrative expenses and wrote off $19,797 in costs associated with our unsuccessful Rule 419 distribution. During the third quarter of 2004, we had no revenue and paid $222 in general and administrative expenses.

— Nine Months Ended September 30, 2005 and 2004

During the nine months ended September 30, 2005, we had no revenue, paid $5,170 in general and administrative expenses and wrote off $19,797 in expenses associated with our unsuccessful Rule 419 distribution. During the first nine months of 2004, we had no revenue and paid $5,995 in general and administrative expenses.

Financial Condition and Plan of Operations

We had $7,783 in cash at September 30, 2005. Our directors and officers are currently evaluating their available options and have not reached a decision respecting the future of our company. The options that are currently being considered by our directors and officers include:

•	Attempting to locate and negotiate a business combination with an acquisition target that does not need or want the shareholder base contemplated by our original business plan;

•	Recapitalizing our company and attempting a third Rule 419 distribution; and

•	Liquidating our company and withdrawing our registration under the Securities Exchange Act of 1934.

We cannot predict the amount of time that will elapse before our directors and officers make a final decision. Until our directors and officers reach a decision, we will use our available cash resources to pay the costs of operating our company, which are expected to be minimal. Thereafter, we will use our remaining resources to implement the plans developed by our directors and officers. There is no assurance that our directors and officers will not decide to liquidate our company. We will not pay any compensation to our officers, but we will reimburse any out-of-pocket expenses they incur on our behalf.

Form 10-Q — Page-9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our financial assets consist of bank deposits and we own no portfolio investments that would expose our Company to the type of risks described in Item 304 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended September 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and our chief financial officer (which duties include that of principal accounting officer) who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to them. .As of September 30, 2005 and the date of this report there have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 6(b).	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIN OR LOSE ACQUISITION CORPORATION

/s/ Sally A Fonner
Sally A. Fonner, President Dated: November 14, 2005

/s/ John L. Petersen
John L. Petersen, Chief Accounting Officer Dated: November 14, 2005

Form 10-Q — Page-10