Form 10KSB
period 2005-12-31
WIN OR LOSE ACQUISITION CORP
filed 2006-04-17
CIK 1130216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  X

Indicate by check mark whether the registrant is a shell company.  Yes  X No

During the year ended December 31, 2005, the registrant had no revenue.

On April 13, 2006, none of the registrant’s shares were held by non-affiliates.

On April 13, 2006, the number of shares of common stock issued and outstanding was 2,400,000.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X

TABLE OF CONTENTS

PART I

ITEM 1	Business	3

ITEM 2	Properties	3

ITEM 3	Legal Proceedings	4

ITEM 4	Submission of Matters to a Vote Of Security Holders	4

PART II

ITEM 5	Market for Common Equity and Related Stockholder Matters	4

ITEM 6	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	4

ITEM 7	Financial Statements	4

ITEM 8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	13

ITEM 8A	Controls And Procedures	13

PART III

PART IV

ITEM 14	Principal Accounting Fees and Services	17

	Signatures	18

PART I

ITEM 1 — BUSINESS

We were incorporated in Delaware in December 2000, for the purpose of conducting a public distribution of securities and then effecting a merger, acquisition or other business combination transaction with an unidentified private company that wanted to be publicly held. Our business plan may be described as a “blind pool” because we do not know what the business of our company will be.

On December 21, 2000, we filed a Form S-1 registration statement under the Securities Act of 1933 (the “Securities Act”) for an initial public offering of our common stock. We subsequently filed a Form 8-A registration statement to register our common stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our registration statements were declared effective on June 7, 2002. In its final form, our registration statement included the following securities:

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

Market conditions were poor in 2002 and 2003. Moreover, our president became ill in 2003 and subsequently learned that her condition would require surgery and a lengthy recovery. The combination of poor market conditions and unanticipated medical problems negatively impacted our ability to implement our business plan. Since our gift share distribution was subject to Rule 419 and we were unable to close an acquisition within 18 months, we unwound the distribution and removed the gift shares, founders’ shares and acquisition shares from registration.

In January 2004, our officers recapitalized our company and we filed a second registration statement under the Securities Act for a substantially identical distribution of securities. Our officers contributed $40,000 in capital during the first quarter of 2004. Our second registration statement was filed on February 20, 2004 and was declared effective on March 8, 2004. Our officers completed our second gift share distribution in the second quarter of 2004. In connection with the distribution, they gave 400,000 gift shares and 3,000 founders’ shares to 806 donees selected by them.

After completion of our second Rule 419 distribution, unanticipated business problems involving an unrelated business activity demanded far more attention from our officers and directors than they anticipated when we filed our registration statement. Since our distribution was subject to Rule 419 and we were unable to close an acquisition within 18 months, we unwound the distribution and removed the gift shares, founders’ shares and acquisition shares from registration.

We are not currently engaged in any business activities, we have no products or employees and we have no current intention to engage in any specific activities in the future. Since we have only four stockholders, we have little or no value as a public shell.

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

At the date of this report, we have 2,400,000 shares of common stock outstanding, all of which are owned by our four directors and officers.

We have never paid cash dividends and we are not likely to pay cash dividends in the foreseeable future.

In December 2000, we adopted Incentive Stock Plan that is intended to promote our by giving our employees, who are largely responsible for the management, growth and protection of our business, a proprietary interest in our success.

Under the Plan, we are authorized to create and grant a variety of incentives including (i) options, (ii) shares of restricted stock, (iii) shares of phantom Stock, (iv) stock bonuses and (v) cash bonuses. The number of shares that may be subject to incentive grants under the plan may not exceed the lesser of (a) 750,000 shares of common stock, or (b) 10% of the number of shares of common stock issued and outstanding immediately after the completion of a Business Combination.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial condition

We have $80 in cash at the date of this report. We will not be able to engage in any business activities in the future unless our current stockholders elect to recapitalize our company or we can attract operating capital from other sources. We are not presently seeking additional capital and have no present plans to do so.

Plan of operations

Our stockholders are presently evaluating the desirability of recapitalizing our company and either filing another registration statement for a blank check distribution or pursuing an alternate business.

ITEM 7 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Win or Lose Acquisition Corporation
Dunedin, Florida

I have audited the accompanying balance sheets of Win or Lose Acquisition Corporation (the "Company") as of December 31, 2005 and December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

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

April 16, 2006

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Win or Lose Acquisition Corporation
Balance Sheet
	December 31,
	2005	2004
Assets

Current Assets
Cash	$80	$15,541
Deposits and Prepaid Expenses		$100
Deferred Offering Costs		17,459

Total Assets	$80	$33,100

Liabilities & Equity

Current Liabilities:
Accounts payable		$250

Equity:
Preferred Stock-5,000,0000 authorized $0.001 par (none outstanding)
Common stock-25,000,000 authorized $0.001 par value
2,400,000 issued & outstanding	2,400	2,400
Additional paid in capital	253,444	253,444
Accumulated Deficit	(255,764)	(222,994)
Total Equity	$80	32,850

Total Liabilities & Equity	$80	$33,100

See notes Summary of Significant Accounting Policies and notes to financial statements

Win or Lose Acquisition Corporation.
Statement of Operations
	Years Ended December 31,
	2005	2004

Net Sales	$0	$0

Selling, General & Administrative Expenses	32,770	5,995
(Loss) Before Income Taxes	(32,770)	(5,995)

Income Taxes

Net Loss	($32,770)	($5,995)

Basic and Diluted Net Loss Per Share	($0.01)	($0.00)

Weighted Average Common Shares Outstanding	2,400,000	2,400,000

See notes Summary of Significant Accounting Policies and notes to financial statements

Win or Lose Acquisition Corporation
Statement of Cash Flows
	Years Ended December 31,
	2004	2004

Cash Flows from Operating Activities:
Net Loss	($32,770)	($5,995)
Changes in Operating Assets & Liabilities
Deposits	100
Prepaid expenses	17,459	(17,459)
Accounts payable & accrued expenses	(250)	(2,000)
Net cash used by operating activities	(15,461)	(25,454)

Cash Flows from Financing Activities:
Additional capital contributed by shareholders		40,000
Net cash generated by financing activities		40,000

Net Change In Cash	(15,461)	14,456
Cash-Beginning	15,541	1,085
Cash-Ending	$80	$15,541

See notes Summary of Significant Accounting Policies and notes to financial statements

Win or Lose Acquisition Corporation
Statement of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit
Balance at December 31, 2001	0	$0	2,400,000	$2,400	$157,663	($11,287)
Contribution of Capital					48,929
Net Loss						(16,120)
Balance at December 31, 2002	0	0	2,400,000	2,400	206,592	(27,407)
Contribution of Capital					6,852
Net Loss						(189,592)
Balance at December 31, 2003	0	$0	2,400,000	2,400	213,444	(216,999)
Contribution of Capital					40,000
Net Loss						(5,995)
Balance at December 31, 2004	0	$0	2,400,000	$2,400	$253,444	($222,994)
Net Loss						(32,770)
Balance at December 31, 2005	0	$0	2,400,000	$2,400	$253,444	($255,764)

See notes Summary of Significant Accounting Policies and notes to financial statements

WIN OR LOSE ACQUISITION CORPORATION
Footnotes to Audited Financial Statements
December 31, 2005

1. Organization and Operations

Win or Lose Acquisition Corporation (the “Company”) was incorporated in Delaware on December 1, 2000, for the purpose of conducting a public distribution of securities and then effecting a merger, acquisition or other business combination transaction (a “Business Combination”) with an unidentified privately-held company (a “Target”). The Company has not engaged in any substantive business activities to date and has no specific plans to engage in any particular business in the future. The Company’s business strategy is also referred to as a “blind pool” because the management of the Company does not know what the business of the Company will be.

The Company has never engaged in any substantive business activities and does not have a specific plan to engage in substantive business activities in the foreseeable future. The Company has never generated operating revenue and will be wholly dependent upon capital contributed by its officers. Since the company has no material assets and no specific plans to engage in any future business activities, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result if the Company were unable to continue operations.

2. Critical Accounting Policies

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

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes and debentures payable would be estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable

Earnings per Common Share: Earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The company had no outstanding convertible securities, options or warrants that would necessitate a calculation of diluted earnings per share..

3. Stockholders' Equity

The Company’s Certificate of Incorporation authorizes the issuance of 25,000,000 shares of common stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval. The Company currently has no commitments to issue any shares.

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

The Company’s officers completed the gift share distribution in the second quarter of 2004. In connection with the Distribution, the Company’s officers distributed a total of 403,000 gift shares to 806 donees selected by them. Each donee received 500 gift shares, which were promptly deposited in a Rule 419 escrow account.

In August 2005, the Company’s officers determined that the Company would not be able to close a business combination transaction within the 18-month time period specified in Rule 419. Therefore the Company filed a post effective amendment to its registration statement for the purpose of deregistering its securities. The shares on deposit in the Rule 419 escrow were returned to the company’s officers.

Year 2000 Incentive Stock Plan

Purpose of the Plan: In December 2000, the company approved its Year 2000 Incentive Stock Plan. The Plan’s charter calls for a 10-year life. It is intended to promote the interests of the company by providing the employees with a proprietary interest in the company’s business.

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

4. Income Taxes

The Company has approximately $256,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2025. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2005	2004
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal		$0
State		0
Total currently payable		0
Deferred:
Federal	13,108	2,387
State	1,639	300
Total deferred	14,747	2,687
Less increase in allowance	(14,747)	(2,687)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2005	2004
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$96,598	$81,851
Less valuation allowance	(96,598)	(81,851)
Net deferred	$0	$0

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A — CONTROLS AND PROCEDURES

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

ITEM 9 — DIRECTORS AND EXECUTIVE OFFICERS

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

Mr. John L. Petersen is a principal stockholder of our company and has served as a member of our board of directors and our general counsel since inception. Mr. Petersen is also a director of Axion Power International, Inc. Mr. Petersen is not a full-time employee of our company and is not required to devote a specific amount of time to our business. Mr. Petersen has been principally engaged in the practice of law for 23 years. He is a member of the Texas Bar Association and practices in the areas of securities and corporate law where he focuses on the corporate finance needs of entrepreneurial companies. Since April 1999, Mr. Petersen has been a partner in the law firm of Petersen & Fefer, Barberêche, Switzerland. From January 1995 to April 1999, he was a self-employed solo practitioner. Mr. Petersen presently serves as a director of Axion Power International, Inc., a position he has held since February 2003. Mr. Petersen is a 1976 graduate of the College of Business Administration at Arizona State University and a 1979 graduate of the Notre Dame Law School. Mr. Petersen was admitted to the State Bar of Texas in May 1980 and received his license to practice as a Certified Public Accountant in March 1981. Mr. Petersen is married to Rachel A. Fefer.

Ms. Rachel A. Fefer is a principal stockholder of our company and has served as a member of our board of directors and our secretary-treasurer since inception. We believe Ms. Fefer will continue to serve as a director until we complete a business combination. Ms. Fefer is not a full-time employee of our company and is not required to devote a specific amount of time to our business. Ms. Fefer has been principally engaged in the practice of law for 15 years. She is a member of the Texas Bar Association and specializes in corporate law and commercial litigation. Since April 1999, Ms. Fefer has been a partner in the law firm of Petersen & Fefer, Barberêche, Switzerland. From September 1997 to April 1999, Ms. Fefer was an employee of Rachel A. Fefer, PC, Houston, Texas. Ms. Fefer is a 1988 Graduate of the University of Texas Law School and a 1985 graduate (magna cum laude) of the School of Computer Science at the University of North Texas. Ms. Fefer is married to John L. Petersen.

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

ITEM 10 — EXECUTIVE COMPENSATION

Between June 2002 and April 2003, our president Sally Fonner received an overhead allowance of $1,000 per month. Except for this allowance, no cash compensation was awarded to, earned by or paid to any of our officers or directors during the three years ended December 31, 2005. The following table summarizes the foregoing.

Name and principal position	Year	Salary	Bonus	All other compensation
Sally A. Fonner, president	2005	—	—	—
	2004	—	—	—
	2003	—	—	$4,000

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

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information on the ownership of our shares at December 31, 2005.

All persons named in the table have sole voting and investment power with respect to the shares owned by them. The table identifies:

•	Each of our officers, directors and 5% stockholders; and

•	All our officers and directors as a group.

Name and Address of Beneficial Owner	Total Ownership
	Shares	Percent
John L. Petersen (1)(2)	1,200,000	50%
Rachel A. Fefer (1)(2)	1,200,000	50%
Mark R. Dolan (3)	600,000	25%
Sally A. Fonner (4)	600,000	25%
All Officers and Directors
as a group (four persons)	2,400,000	100%

(1)	Château de Barberêche, Switzerland 1783 Barberêche.

(2)
Mr. Petersen and Ms. Fefer are husband and wife and each may be deemed to be the beneficial owner of any shares held by the other. Mr. Petersen and Ms. Fefer have sole investment power and sole voting power over the shares registered in their name and each disclaims beneficial ownership of shares held by the other.

(3)	112 East Street, Suite B, Tampa, Florida 33602.
(4)	1268 Bayshore Boulevard, Dunedin, Florida 34698.

Each of our officers is a “promoter” of our company as that term is defined in Rule 12b-2 of the General Rules of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934.

Section 16(a) beneficial ownership reporting compliance

Based solely on our review of the reports on Forms 3, 4, and 5 that were filed by our officers during the year ended December 31, 2005, we have determined that:

•	John L. Petersen, Sally A. Fonner, Rachel A. Fefer and Mark R. Dolan each failed to file a Form 4 to report the withdrawal of our registration statement and the return of the gift shares to them;

Except as set forth above, we are not aware of any director, officer or beneficial owner of more than 10% of any class of our equity securities that failed to file the forms required by Section 16(a) on a timely basis.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees The aggregate fees billed to the Company by Michael Cronin, CPA for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $4,000 in 2004 and 2005.

Audit-Related Services We were not billed any fees for audit-related services in 2005 or 2004.

Tax Services We were not billed any fees for tax preparation services in 2005 or 2004.2.

All Other Fees We were not billed for any other services provided by Michael Cronin CPA in 2005 or 2004.

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
Date April 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Sally A. Fonner
Sally Fonner, Chief Executive Officer and Director
Date April 16, 2006

By /s/ John L. Petersen
John L. Petersen, Chief Financial Officer and Director
Date April 16, 2006

By /s/ Mark R. Dolan
Mark R. Dolan, Executive Vice President and Director
Date April 16, 2006

By /s/ Rachel A. Fefer
Rachel A. Fefer, Secretary Treasurer and Director
Date April 16, 2006